Form 10-Q
period 1994-01-31
WALLACE COMPUTER SERVICES INC
filed 1994-03-10
CIK 104348

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                                QUARTERLY REPORT

                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


              January 31, 1994                              1-6528
- --------------------------------------------   -------------------------------
       For the quarterly period ended               Commission file number


                       WALLACE COMPUTER SERVICES, INC.
         ------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


              Delaware                                  36-2515832
- ---------------------------------------   ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)


    4600 W. Roosevelt Road, Hillside, Illinois          60162
    ------------------------------------------       ------------
     (Address of Principal Executive Offices)         (ZIP CODE)


       (312) 626-2000                                22,245,711
- -------------------------------         -------------------------------------
(Registrant's Telephone Number,         (Number of Common Shares Outstanding)
   Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           X   Yes              No
                        -------         -------

                       Wallace Computer Services, Inc.            Page 2
                                  FORM 10-Q
                 For Quarterly Period Ended January 31, 1994

                        Part I  Financial Information

Item 1.  Financial Statements
- --------------------------------------

     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations and financial position for the six months ended January 31, 1994, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                 Wallace Computer Services, Inc. and Subsidiary
                    Consolidated Income Statement (Unaudited)

                                                    For the Six Months Ended
                                                           January 31
                                            -----------------------------------------
                                                            %                     %
                                                1994      Sales       1993      Sales
                                            -------------------   -------------------
Net Sales                                   $297,632,000  100.0   $271,956,000  100.0

Cost and Expenses
  Cost of goods sold (Note 1)                185,881,000   62.5    169,633,000   62.4
  Selling and administrative expenses         59,411,000   20.0     56,418,000   20.7
  Provision for depreciation and
     amortization                             16,112,000    5.4     15,215,000    5.6
                                            ------------  -----   ------------  -----
     Total costs and expenses               $261,404,000   87.8   $241,266,000   88.7
                                            ------------  -----   ------------  -----
  Operating Income                            36,228,000   12.2     30,690,000   11.3
                                            ------------  -----   ------------  -----
  Interest income (Note 3)                    (1,624,000)  (0.5)    (2,727,000)  (1.0)
  Interest expense (Note 3)                      631,000    0.2        729,000    0.3
                                            ------------  -----   ------------  -----
  Income before Income Taxes                  37,221,000   12.5     32,688,000   12.0
  Provision for Income Taxes (Note 4)         13,400,000    4.5     11,114,000    4.1
                                            ------------  -----   ------------  -----
     Net Income before Extraordinary Items   $23,821,000    8.0    $21,574,000    7.9
  Extraordinary Items, net of tax (Note 5)       288,000     .1
                                            ------------  -----   ------------  -----
     Net Income after Extraordinary Items    $24,109,000    8.1    $21,574,000    7.9
                                            ------------  -----   ------------  -----
                                            ------------  -----   ------------  -----
Net Income per Share                               $1.09                 $0.96
                                                   -----                 -----
                                                   -----                 -----
Average Common Shares Outstanding             22,100,000            22,483,000
                                            ------------          ------------
                                            ------------          ------------

Dividends Declared Per Share                       $0.32                 $0.29
                                                   -----                 -----
                                                   -----                 -----

The accompanying notes are an integral part of this statement.

                        Wallace Computer Services, Inc.                 Page 3
                                   FORM 10-Q
                  For Quarterly Period Ended January 31, 1994


                 Wallace Computer Services, Inc. and Subsidiary
                    Consolidated Income Statement (Unaudited)

                                                   For the Three Months Ended
                                                           January 31
                                            -----------------------------------------
                                                            %                     %
                                                1994      Sales       1993      Sales
                                            -------------------   -------------------
Net Sales                                   $153,122,000  100.0   $138,050,000  100.0

Cost and Expenses
  Cost of goods sold (Note 1)                 95,246,000   62.2     86,320,000   62.5
  Selling and administrative expenses         30,130,000   19.7     27,030,000   19.6
  Provision for depreciation and
     amortization                              8,222,000    5.4      7,561,000    5.5
                                            ------------  -----   ------------  -----
     Total costs and expenses               $133,598,000   87.2   $120,911,000   87.6
                                            ------------  -----   ------------  -----
  Operating Income                            19,524,000   12.8     17,139,000   12.4
                                            ------------  -----   ------------  -----
  Interest income (Note 3)                      (826,000)  (0.5)      (818,000)  (0.6)
  Interest expense (Note 3)                      297,000    0.2        334,000    0.2
                                            ------------  -----   ------------  -----
  Income before Income Taxes                  20,053,000   13.1     17,623,000   12.8
  Provision for Income Taxes (Note 4)          7,220,000    4.7      5,992,000    4.3
                                            ------------  -----   ------------  -----
     Net Income                              $12,833,000    8.4    $11,631,000    8.4
                                            ------------  -----   ------------  -----
                                            ------------  -----   ------------  -----
Net Income per Share                               $0.58                 $0.52
                                                   -----                 -----
                                                   -----                 -----
Average Common Shares Outstanding             22,135,000            22,369,000
                                            ------------          ------------
                                            ------------          ------------
Dividends Declared Per Share                       $0.32                 $0.29
                                                   -----                 -----
                                                   -----                 -----


The accompanying notes are an integral part of this statement.

                                                                        Page 4
               Wallace Computer Services, Inc. and Subsidiary
                         Consolidated Balance Sheet

                                               January 31, 1994  July 31, 1993
                                                  (Unaudited)      (Audited)
                                               ----------------  -------------
ASSETS
Current Assets
   Cash and Cash Equivalents                       $ 15,958,000   $  7,107,000
   Short-term Investments, at cost                   33,370,000     39,823,000
   Accounts Receivable                              102,621,000     94,624,000
   Less-Allowance for Doubtful Accounts               2,164,000      1,849,000
                                                  -------------  -------------
     Net Receivables                                100,457,000     92,775,000
   Inventories (Note 1)                              63,452,000     68,690,000
   Advances and Prepaid Expenses                      6,625,000      4,709,000
                                                  -------------  -------------
     Total Current Assets                           219,862,000    213,104,000
                                                  -------------  -------------
Property, Plant and Equipment, at Cost              416,843,000    398,846,000
Less-Reserves for Depreciation and Amortization     185,274,000    170,975,000
                                                  -------------  -------------
   Net Property, Plant and Equipment                231,569,000    227,871,000
                                                  -------------  -------------
Intangible Assets Arising from Acquisitions          15,974,000     16,168,000
Cash Surrender Value of Life Insurance               20,985,000     18,300,000
Other Assets                                          8,809,000      5,279,000
                                                  -------------  -------------
   Total Assets                                    $497,199,000   $480,722,000
                                                  -------------  -------------
                                                  -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Portion of Long-Term Debt                    $4,810,000       $749,000
Accounts Payable                                     15,876,000     19,992,000
Accrued Salaries, Wages and Profit Sharing           25,436,000     30,713,000
Accrued Income Taxes                                  5,065,000      3,713,000
                                                  -------------  -------------
   Total Current Liabilities                         51,187,000     55,167,000
                                                  -------------  -------------
Long-Term Debt                                       20,951,000     25,210,000
Deferred Income Taxes                                18,954,000     22,238,000
Deferred Compensation and Retirement Benefits        17,219,000      9,961,000

Stockholders' Equity
   Common Stock (Note 2)
   Outstanding-22,245,711 shares at January 31,
     1994 and 22,061,137 shares at July 31, 1993     22,246,000     22,061,000
   Additional Capital                                34,123,000     30,584,000
   Retained Earnings                                332,519,000    315,501,000
                                                  -------------  -------------
   Total Stockholders' Equity                       388,888,000    368,146,000
                                                  -------------  -------------
Total Liabilities and Stockholders' Equity         $497,199,000   $480,722,000
                                                  -------------  -------------
                                                  -------------  -------------

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiary          Page 5
               Consolidated Statement of Cash Flows (Unaudited)

                                                    For the Six Months Ended
                                                           January 31
                                                  ----------------------------
                                                      1994           1993
                                                  -------------  -------------
Cash Flows from Operating Activities:
   Net income from operations before cumulative
     effect of accounting changes                   $23,821,000    $21,574,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                 16,112,000     15,214,000
       Deferred taxes                                   718,000       (262,000)
       (Gain)/loss on disposal of property                6,000       (202,000)
   Changes in assets and liabilities
       Accounts receivable                           (7,682,000)    (6,514,000)
       Inventories                                    5,238,000     (1,244,000)
       Advances and prepaid expenses                 (1,916,000)      (354,000)
       Other assets                                  (4,161,000)    (1,393,000)
       Accounts payable and other liabilities        (9,755,000)    (4,600,000)
       Accrued income taxes                           1,352,000     (1,062,000)
       Deferred compensation and
         retirement benefits                          1,528,000        751,000
                                                  -------------  -------------
   Net cash provided by operating activities         25,261,000     21,908,000
                                                  -------------  -------------
Cash Flows from Investing Activities:
   Capital expenditures                             (17,008,000)   (14,178,000)
   Short-term investments                             6,453,000      7,529,000
   Long-term investments                                      0     (8,428,000)
   Proceeds from disposal of property                    50,000        788,000
   Purchase of First Electronic Forms                (2,700,000)             0
                                                  --------------  ------------
   Net cash used in investing activities            (13,205,000)   (14,289,000)
                                                  --------------  ------------
Cash Flows from Financing Activities:
   Proceeds from issuance of common stock                     0      3,550,000
   Proceeds from issuance of treasury stock           3,724,000              0
   Cash dividends paid                               (6,731,000)    (6,304,000)
   Amounts paid on long-term debt                      (198,000)      (177,000)
   Purchase of treasury stock                                 0    (10,052,000)
                                                  -------------  -------------
   Net cash used in financing activities             (3,205,000)   (12,983,000)
                                                  -------------  -------------
Net changes in cash and cash equivalents              8,851,000     (5,364,000)
Cash and cash equivalents at beginning of year        7,107,000     10,518,000
                                                  -------------  -------------
Cash and cash equivalents at January 31             $15,958,000     $5,154,000
                                                  -------------  -------------
                                                  -------------  -------------
Supplemental Disclosure:
   Interest paid (net of interest capitalized)      $   177,000    $   425,000
   Income taxes paid (net of refunds received)       11,148,000     12,438,000

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiary          Page 6
                  Notes to Consolidated Financial Statements
                               January 31, 1994
                                  (Unaudited)

Note 1 - Inventories

     Inventories at January 31, 1994 and July 31, 1993 were as follows:

                                      January 31, 1994   July 31, 1993
                                      ----------------  ----------------
     Raw materials                         $19,986,000       $26,604,000
     Work in process                         2,079,000         3,115,000
     Finished products                      41,387,000        38,971,000
                                      ----------------  ----------------
                                           $63,452,000       $68,690,000
                                      ----------------  ----------------
                                      ----------------  ----------------

     Certain inventories are stated on the last-in, first-out (LIFO) basis for their labor and material content, and other inventories are stated on the first-in, first-out (FIFO) basis.

     Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim period LIFO determinations must necessarily be based upon management's estimates of expected year-end inventory levels and costs.

Note 2 - Stock Options

     As of January 31, 1994, options to purchase 324,976 shares of common stock were outstanding and 1,256,836 shares of common stock were available for future grants under the Company's Stock Option and Employee Stock Purchase Plans.

     The Company has authorized 50,000,000 shares of common stock and has issued 22,796,176. Of these shares, 986,780 have been repurchased and 436,315 have been reissued under the Employee Stock Purchase Plan and through the exercise of stock options. The number of shares held in treasury at January 31, 1994 is 550,465. At July 31, 1993, 22,796,176
     shares had been issued of which 986,780 had been repurchased and 251,741 have been reissued. The number of shares held in treasury at July 31, 1993 was 735,039.

Note 3 - Interest Income/Interest Expense

     Interest income and expense have been revised to reflect the netting of capitalized interest against interest expense.

Note 4 - Income Taxes

     As a result of the Omnibus Tax Act of 1993, the Company's fiscal 1994 effective tax rate will be higher than last year.

Note 5 - Extraordinary Items - Changes in Accounting

     Post-Retirement Benefits: In the first quarter ended October 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Post-Retirement Benefits Other than Pensions." SFAS 106 requires companies to accrue the

             Wallace Computer Services, Inc. and Subsidiary             Page 7
         Notes to Consolidated Financial Statements (Continued)
                            January 31, 1994
                              (Unaudited)

     estimated cost of retiree benefit payments, other than pensions, during employees' active service periods. Previously, the cost of these benefits, which are principally health care, were expensed when claims were paid. The one-time charge, recognized in the first quarter, was $5,730,000 before deferred income tax benefit ($3,667,000 after-tax). This adjustment represents the cumulative effect of the change in accounting for the years prior to our current fiscal year (fiscal year ended July 31, 1994). The annual expense under the new accrual method of accounting is $431,000, which represents $40,000 for service cost, and $391,000 for interest cost, before deferred income tax benefit.

     The liability (included in Deferred Compensation and Retirement Benefits on the accompanying Consolidated Balance Sheet) for post-retirement benefits, as of August 1, 1993 is:

       Actuarial present value of benefit obligations:
          Retirees                                      $3,314,000
          Fully eligible active plan participants        1,540,000
          Other active plan participants                   876,000
                                                        ----------
                                                        $5,730,000
                                                        ----------
                                                        ----------

     For financial reporting purposes, the actuarial computations assumed a discount rate to determine the accumulated post-retirement benefit obligation of 7.0%, and an assumed health care cost trend rate to measure the accumulated post-retirement benefit obligation of 12.35% initially, declining gradually to 5.00% in 2017. However, a one percentage point increase in the assumed health care cost trend would increase the annual post-retirement benefit expense by $50,000 (service cost of $7,000 and interest cost of $43,000) and the post-retirement benefit obligation as of August 1, 1993 by $613,000.

     Income Taxes: Also in the first quarter, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 requires companies to apply current statutory income tax rates to deferred assets and liabilities arising from differences in financial reporting and tax reporting basis. The company recognized the cumulative effect of such differences in the current quarter resulting in noncash income of $3,955,000.

     As of August 1, 1993, after having given effect to SFAS 109, the Company had recorded the following net deferred tax liabilities:

                                                      Tax Effect
           Deferred tax liabilities                  $36,174,000
           Less: deferred tax assets                  12,990,000
                                                     -----------
           Net deferred tax liabilities              $23,184,000
                                                     -----------
                                                     -----------

     The major portion of the deferred tax liabilities relates to accelerated depreciation of $29,478,000. The major types of deferred tax assets relate to the following items: deferred compensation of $2,651,000, post-retirement benefits of $2,259,000, and inventory capitalization of $2,358,000.

                      Wallace Computer Services, Inc.                   Page 8
                                 FORM 10-Q
                For Quarterly Period Ended January 31, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------

     Results of Operations
     ---------------------------

     There have been no material changes in financial condition since our preceding fiscal year which ended July 31, 1993.

     For the three month period ended January 31, 1994, net sales increased 10.9% to $153,122,000. Net income for the first quarter increased 10.3% to $12,833,000 or 58 cents per share, from $11,631,000 or 52 cents per share in fiscal 1993. Pretax income for the quarter was up by $2,430,000 or 13.8%.

     For the six month period ended January 31, 1994, net sales increased 9.4% to $297,632,000. Net income for the first half increased 11.8% to $24,109,000 or $1.09 per share, from $21,574,000 or 96 cents per share in fiscal 1993.  Pretax income for the half was up by $4,533,000 or 13.9%.

     Cost of goods sold represented 62.2% of sales versus 62.5% in the second quarter of fiscal 1993. Cost of goods sold for the first half was 62.5% in fiscal 1994 versus 62.4% in fiscal 1993.

     Selling and administrative expenses are flat between years, principally due to fewer salesreps in 1994 versus 1993. The Company intends to add salesreps during the remainder of fiscal 1994.

     The provision for depreciation and amortization is up by 8.7% in the second quarter from fiscal 1993. The second quarter of fiscal 1994 included $90,000 as amortization of software acquired from First Electronic Forms.

     Interest income for the first half decreased by $1,103,000 or 40.4% from the same period one year ago. Interest expense, which is shown net of capitalized interest, decreased $98,000 or 13.4% between years. The lower interest income figure is attributable to generally lower interest rates.

     Operating income for the quarter was up $2,385,000 or 13.9%. For the first half, operating income was up $5,538,000 or 18.0%. For fiscal 1994 this represents 12.2% to sales versus 11.3% for fiscal 1993.

     Liquidity and Capital Resources
     --------------------------------

     Working capital increased by $10,738,000 with a current ratio of 4.3 at January 31, 1994. Long-term debt consists of $15,000,000 of industrial revenue bonds at rates ranging from 2.35% to 2.45%, and $5,951,000 assumed in connection with the acquisition of the MGI Companies and Evergreen Realty which primarily represents mortgages on the principal facilities of the MGI Companies. Long-term debt currently represents 5.1% of total capitalization.

     Capital expenditures for the first half totaled $17,008,000. For the full fiscal year, we project expenditures of $32.0 million, which will be financed entirely through internally generated funds.

                    Wallace Computer Services, Inc.                     Page 9
                               FORM 10-Q
              For Quarterly Period Ended January 31, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
- --------------------------------------------------------------------

     Stockholders' equity increased by 5.6% to $388.9 million at January 31, 1994. Since October, 1992, the Company has repurchased 964,150 shares of common stock at an average price of $25.86, or $24,932,000. Of these shares, 382,782 were reissued to employees under the Employee Stock Purchase Plan, and 87,225 were issued through the exercise of stock options. The Company's authorization to repurchase additional shares expired on July 31, 1993.

     Long-term debt of $4,100,000 was reclassified to short-term during the quarter. This debt relates to Industrial Revenue Bonds from 1974 and 1979. It is the Company's intention to call these issues during the fourth quarter of fiscal 1994.

     Cash balances remain adequate to fund current operations. We do not anticipate a need to borrow funds in the near future.

     Common Stock
     -------------

     On November 10, 1993, the Board of Directors voted to increase the annualized dividend rate to $.64 per share, a 10.3% increase from fiscal 1993. The first quarterly dividend at the increased rate was paid on December 20, 1993.

     Other
     ------

     On November 17, 1993, we completed the acquisition of the electronic forms software and technology of First Electronic Forms of Irvine, California. This acquisition was a cash transaction and will be accounted for using the purchase method. The purchase agreement includes an earn-out provision contingent upon operating results over the next five years. The acquisition is not expected to materially impact the Company's results for fiscal 1994.



                        Part II  Other Information
                     --------------------------------

Items 1 thru 6.          None
- ---------------

                                                                    Page 10
                     Wallace Computer Services, Inc.
                                FORM 10-Q
               For Quarterly Period Ended January 31, 1994


                               SIGNATURES
                              ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               WALLACE COMPUTER SERVICES, INC.



     February 22, 1994                   /s/ TED DIMITRIOU
    -------------------        -----------------------------------------
           Date                             Ted Dimitriou
                                        Chairman of the Board



     February 23, 1994                   /s/ ROBERT CRONIN
    -------------------        -----------------------------------------
           Date                             Robert Cronin
                                 President and Chief Executive Officer



     February 22, 1994                /s/ MICHAEL J. HALLORAN
    -------------------        -----------------------------------------
           Date                          Michael J. Halloran
                                       Chief Financial Officer