Form 10-Q
period 1994-04-30
WALLACE COMPUTER SERVICES INC
filed 1994-05-27
CIK 104348

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                              QUARTERLY REPORT

                     Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


               April 30, 1994                              1-6528
- - --------------------------------------------   ------------------------------
       For the quarterly period ended              Commission file number


                       WALLACE COMPUTER SERVICES, INC.
      -----------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


             Delaware                              36-2515832
- - -----------------------------------   --------------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)


      4600 W. Roosevelt Road, Hillside, Illinois            60162
     --------------------------------------------     -----------------
       (Address of Principal Executive Offices)          (ZIP CODE)


       (312) 626-2000                               22,277,211
- - ---------------------------------      -------------------------------------
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


                           X   Yes           No
                        -------       ------

                      Wallace Computer Services, Inc.                 Page 2
                                 FORM 10-Q
                 For Quarterly Period Ended April 30, 1994

                       Part I  Financial Information

Item 1.  Financial Statements
- - -------------------------------------
     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations and financial position for the nine months ended April 30, 1994, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                 Wallace Computer Services, Inc. and Subsidiary
                    Consolidated Income Statement (Unaudited)

                                                    For the Nine Months Ended
                                                            April 30
                                            -----------------------------------------
                                                            %                     %
                                                1994      Sales       1993      Sales
                                            -------------------   -------------------
Net Sales                                   $439,104,000  100.0   $403,711,000  100.0

Cost and Expenses
  Cost of goods sold (Note 1)                271,495,000   61.8    251,937,000   62.4
  Selling and administrative expenses         89,507,000   20.4     84,350,000   20.9
  Provision for depreciation and
     amortization                             24,423,000    5.6     22,794,000    5.6
                                            ------------  -----   ------------  -----
     Total costs and expenses                385,425,000   87.8    359,081,000   88.9
                                            ------------  -----   ------------  -----
  Operating Income                           $53,679,000   12.2    $44,630,000   11.1
                                            ------------  -----   ------------  -----
  Interest income (Note 3)                    (2,557,000)  (0.6)    (3,725,000)  (0.9)
  Interest expense (Note 3)                      928,000    0.2      1,007,000    0.2
                                            ------------  -----   ------------  -----
  Income before Income Taxes                  55,308,000   12.6     47,348,000   11.7
  Provision for Income Taxes (Note 4)         19,911,000    4.5     16,098,000    4.0
                                            ------------  -----   ------------  -----
     Net Income before Extraordinary Items   $35,397,000    8.1    $31,250,000    7.7
  Extraordinary Items, net of tax (Note 5)       288,000    0.1              0    0.0
                                            ------------  -----   ------------  -----
     Net Income after Extraordinary Items    $35,685,000    8.1    $31,250,000    7.7
                                            ------------  -----   ------------  -----
                                            ------------  -----   ------------  -----
Net Income per Share                               $1.61                 $1.39
                                                   -----                 -----
                                                   -----                 -----
Average Common Shares Outstanding             22,152,000            22,452,000
                                            ------------          ------------
                                            ------------          ------------
Dividends Declared Per Share                       $0.48                 $0.44
                                                   -----                 -----
                                                   -----                 -----

The accompanying notes are an integral part of this statement.

                       Wallace Computer Services, Inc.                  Page 3
                                  FORM 10-Q
                  For Quarterly Period Ended April 30, 1994

               Wallace Computer Services, Inc. and Subsidiary
                  Consolidated Income Statement (Unaudited)


                                                   For the Three Months Ended
                                                            April 30
                                            -----------------------------------------
                                                            %                     %
                                                1994      Sales       1993      Sales
                                            -------------------   -------------------
Net Sales                                   $141,472,000  100.0   $131,755,000  100.0

Cost and Expenses
   Cost of goods sold (Note 1)                85,614,000   60.5     82,304,000   62.5
   Selling and administrative expenses        30,096,000   21.3     27,932,000   21.2
   Provision for depreciation and
      amortization                             8,311,000    5.9      7,579,000    5.8
                                            ------------  -----   ------------  -----
      Total costs and expenses               124,021,000   87.7    117,815,000   89.4
                                            ------------  -----   ------------  -----
   Operating Income                          $17,451,000   12.3    $13,940,000   10.6

   Interest income (Note 3)                     (933,000)  (0.7)      (998,000)  (0.8)
   Interest expense (Note 3)                     297,000    0.2        278,000    0.2
                                            ------------  -----   ------------  -----
   Income before Income Taxes                 18,087,000   12.8     14,660,000   11.1
   Provision for Income Taxes (Note 4)         6,511,000    4.6      4,984,000    3.8
                                            ------------  -----   ------------  -----
      Net Income                             $11,576,000    8.2     $9,676,000    7.3
                                            ------------  -----   ------------  -----
                                            ------------  -----   ------------  -----
Net Income per Share                               $0.52                 $0.43
                                                   -----                 -----
                                                   -----                 -----
Average Common Shares Outstanding             22,260,000            22,387,000
                                            ------------          ------------
                                            ------------          ------------
Dividends Declared Per Share                       $0.16                 $0.15
                                                   -----                 -----
                                                   -----                 -----

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiary          Page 4
                          Consolidated Balance Sheet

                                                April 30, 1994   July 31, 1993
                                                  (Unaudited)      (Audited)
                                                --------------   -------------
ASSETS
Current Assets
   Cash and Cash Equivalents                       $16,211,000      $7,107,000
   Short-term Investments, at cost                  50,743,000      39,823,000
   Accounts Receivable                              97,532,000      94,624,000
   Less-Allowance for Doubtful Accounts              2,275,000       1,849,000
                                                  ------------    ------------
     Net Receivables                                95,257,000      92,775,000
   Inventories (Note 1)                             67,188,000      68,690,000
   Advances and Prepaid Expenses                     6,291,000       4,709,000
                                                  ------------    ------------
     Total Current Assets                          235,690,000     213,104,000
                                                  ------------    ------------
Property, Plant and Equipment, at Cost             424,793,000     398,846,000
Less-Reserves for Depreciation and Amortization    192,088,000     170,975,000
                                                  ------------    ------------
   Net Property, Plant and Equipment               232,705,000     227,871,000
                                                  ------------    ------------
Intangible Assets Arising from Acquisitions         15,876,000      16,168,000
Cash Surrender Value of Life Insurance              21,278,000      18,300,000
Other Assets                                        11,551,000       5,279,000
                                                  ------------    ------------
   Total Assets                                   $517,100,000    $480,722,000
                                                  ------------    ------------
                                                  ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Portion of Long-Term Debt                   $7,680,000        $749,000
Accounts Payable                                    22,150,000      19,992,000
Accrued Salaries, Wages and Profit Sharing          28,999,000      30,713,000
Accrued Income Taxes                                 4,986,000       3,713,000
                                                  ------------    ------------
   Total Current Liabilities                        63,815,000      55,167,000
                                                  ------------    ------------
Long-Term Debt                                      17,980,000      25,210,000
Deferred Income Taxes                               19,798,000      22,238,000
Deferred Compensation and Retirement Benefits       18,003,000       9,961,000

Stockholders' Equity
   Common Stock (Note 2)
   Outstanding-22,277,211 shares at April 30,
     1994 and 22,061,137 shares at July 31, 1993    22,277,000      22,061,000
   Additional Capital                               34,698,000      30,584,000
   Retained Earnings                               340,529,000     315,501,000
                                                  ------------    ------------
   Total Stockholders' Equity                      397,504,000     368,146,000
                                                  ------------    ------------
Total Liabilities and Stockholders' Equity        $517,100,000    $480,722,000
                                                  ------------    ------------
                                                  ------------    ------------

The accompanying notes are an integral part of this statement.

             Wallace Computer Services, Inc. and Subsidiary             Page 5
            Consolidated Statement of Cash Flows (Unaudited)

                                                     For the Nine Months Ended
                                                             April 30
                                                    --------------------------
                                                        1994          1993
                                                    ------------  ------------
Cash Flows from Operating Activities:
   Net income from operations before cumulative
     effect of accounting changes                    $35,397,000   $31,250,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                  24,423,000    22,772,000
       Deferred taxes                                  1,562,000      (391,000)
       (Gain)/loss on disposal of property                58,000      (170,000)
   Changes in assets and liabilities
       Accounts receivable                            (2,482,000)    5,555,000
       Inventories                                     1,502,000    (2,489,000)
       Advances and prepaid expenses                  (1,582,000)     (581,000)
       Other assets                                   (7,619,000)   (4,404,000)
       Accounts payable and other liabilities             78,000    (1,568,000)
       Accrued income taxes                            1,273,000      (608,000)
       Deferred compensation and
         retirement benefits                           2,312,000     1,244,000
                                                    ------------  ------------
   Net cash provided by operating activities          54,922,000    50,610,000
                                                    ------------  ------------
Cash Flows from Investing Activities:
   Capital expenditures                              (26,191,000)  (22,204,000)
   Short-term investments                            (10,920,000)   20,469,000
   Long-term investments                                       0    (7,893,000)
   Proceeds from disposal of property                    253,000       873,000
   Purchase of First Electronic Forms                 (2,700,000)            0
                                                    ------------  ------------
   Net cash used in investing activities             (39,558,000)   (8,755,000)
                                                    ------------  ------------
Cash Flows from Financing Activities:
   Proceeds from issuance of common stock                      0     2,942,000
   Proceeds from issuance of treasury stock            4,330,000     2,582,000
   Cash dividends paid                               (10,291,000)   (9,547,000)
   Amounts paid on long-term debt                       (299,000)     (269,000)
   Purchase of treasury stock                                  0   (16,366,000)
                                                    ------------  ------------
   Net cash used in financing activities              (6,260,000)  (20,658,000)
                                                    ------------  ------------
Net changes in cash and cash equivalents               9,104,000    21,197,000
Cash and cash equivalents at beginning of year         7,107,000    10,518,000
                                                    ------------  ------------
Cash and cash equivalents at April 30                $16,211,000   $31,715,000
                                                    ------------  ------------
                                                    ------------  ------------
Supplemental Disclosure:
   Interest paid (net of interest capitalized)          $168,000      $503,000
   Income taxes paid (net of refunds received)        18,023,000    17,099,000

The accompanying notes are an integral part of this statement.

              Wallace Computer Services, Inc. and Subsidiary            Page 6
                Notes to Consolidated Financial Statements
                              April 30, 1994
                               (Unaudited)

Note 1 - Inventories

     Inventories at April 30, 1994 and July 31, 1993 were as follows:

                                      April 30, 1994  July 31, 1993
                                      --------------  --------------
     Raw materials                       $18,757,000     $26,604,000
     Work in process                       2,522,000       3,115,000
     Finished products                    45,909,000      38,971,000
                                      --------------  --------------
                                         $67,188,000     $68,690,000
                                      --------------  --------------
                                      --------------  --------------

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

Note 2 - Stock Options

     As of April 30, 1994, options to purchase 293,476 shares of common stock were outstanding and 1,256,836 shares of common stock were available for future grants under the Company's Stock Option and Employee Stock Purchase Plans.

     The Company has authorized 50,000,000 shares of common stock and has issued 22,796,176. Of these shares, 986,780 have been repurchased and 467,815 have been reissued under the Employee Stock Purchase Plan and through the exercise of stock options. The number of shares held in treasury at April 30, 1994 is 518,965. At July 31, 1993, 22,796,176
     shares had been issued of which 986,780 had been repurchased and 251,741 have been reissued. The number of shares held in treasury at July 31, 1993 was 735,039.

Note 3 - Interest Income/Interest Expense

     Interest income and expense have been revised to reflect the netting of capitalized interest against interest expense.

Note 4 - Income Taxes

     As a result of the Omnibus Tax Act of 1993, the Company's fiscal 1994 effective tax rate will be higher than last year.

Note 5 - Extraordinary Items - Changes in Accounting

     Post-Retirement Benefits: In the first quarter ended October 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Post-Retirement Benefits Other than Pensions." SFAS 106 requires companies to accrue the

             Wallace Computer Services, Inc. and Subsidiary            Page 7
         Notes to Consolidated Financial Statements (Continued)
                             April 30, 1994
                              (Unaudited)

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

                      Wallace Computer Services, Inc.                  Page 8
                                 FORM 10-Q
                 For Quarterly Period Ended April 30, 1994

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations
- - ---------------------------------------------------------------------

     Results of Operations
     ----------------------

     There have been no material changes in financial condition since our preceding fiscal year which ended July 31, 1993.

     For the three month period ended April 30, 1994, net sales increased 7.4% to $141,472,000. Net income for the third quarter increased 19.6% to $11,576,000 or 52 cents per share, from $9,676,000 or 43 cents per share in fiscal 1993. Pretax income for the quarter was up by $3,427,000 or 23.4%.

     For the nine month period ended April 30, 1994, net sales increased 8.8% to $439,104,000. Net income for the nine month period increased 14.2% to $35,685,000 or $1.61 per share, from $31,250,000 or $1.39 per share in fiscal 1993. Pretax income for the nine months was up by $7,960,000 or 16.8%.

     Cost of goods sold represented 60.5% of sales versus 62.5% in the third quarter of fiscal 1993. Cost of goods sold for the nine months was 61.8% in fiscal 1994 versus 62.4% in fiscal 1993.

     Selling and administrative expenses are flat between years, principally due to fewer salesreps in 1994 versus 1993. The Company intends to add salesreps during the remainder of fiscal 1994.

     The provision for depreciation and amortization is up by 9.7% in the third quarter from fiscal 1993. Both the second and third quarters of fiscal 1994 included $90,000 as amortization of software acquired from First Electronic Forms.

     Interest income for the first nine months decreased by $1,168,000 or 31.4% from the same period one year ago. Interest expense, which is shown net of capitalized interest, decreased $79,000 or 7.8% between years. The lower interest income figure is attributable to generally lower interest rates.

     Operating income for the quarter was up $3,511,000 or 25.2%. For the nine months, operating income was up $9,049,000 or 20.3%. For fiscal 1994 this represents 12.2% to sales versus 11.1% for fiscal 1993.

     Liquidity and Capital Resources
     ---------------------------------

     Working capital increased by $13,938,000 with a current ratio of 3.7 at April 30, 1994. Long-term debt consists of $15,000,000 of industrial revenue bonds at rates ranging from 3.25% to 3.35%, and $2,980,000 assumed in connection with the acquisition of the MGI Companies and Evergreen Realty which represents a mortgage on the principal facility of the MGI Companies. Long-term debt currently represents 4.3% of total capitalization.

                     Wallace Computer Services, Inc.                   Page 9
                                FORM 10-Q
                For Quarterly Period Ended April 30, 1994

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations (continued)
- - -----------------------------------------------------------------------

     Capital expenditures for the first nine months totaled $26,191,000. For the full fiscal year, we project expenditures of $32.0 million, which will be financed entirely through internally generated funds.

     Stockholders' equity increased by 8.0% to $397.5 million at April 30, 1994. Since October, 1992, the Company has repurchased 964,150 shares of common stock at an average price of $25.86, or $24,932,000. Of these shares, 382,782 were reissued to employees under the Employee Stock Purchase Plan, and 85,033 were issued through the exercise of stock options. The Company's authorization to repurchase additional shares expired on July 31, 1993.

     Long-term debt of $4,100,000 was reclassified to short-term during the second quarter. This debt relates to Industrial Revenue Bonds from 1974 and 1979. It is the Company's intention to call these issues during the fourth quarter of fiscal 1994. In the third quarter, $2,944,000 was reclassified to short-term. This represents debt assumed in connection with the acquisition of MGI Companies and Evergreen Realty. The final payment is due February, 1995.

     Cash balances remain adequate to fund current operations. We do not anticipate a need to borrow funds in the near future.

     Common Stock
     -------------

     On November 10, 1993, the Board of Directors voted to increase the annualized dividend rate to $.64 per share, a 10.3% increase from fiscal 1993. Quarterly dividends at the increased rate have been paid on December 20, 1993 and March 21, 1994.

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



                        Part II  Other Information
                     --------------------------------

Items 1 thru 6.          None
- - ---------------

                                                                      Page 10
                      Wallace Computer Services, Inc.
                                 FORM 10-Q
                 For Quarterly Period Ended April 30, 1994


                                SIGNATURES
                               ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              WALLACE COMPUTER SERVICES, INC.



       May 25, 1994                       /s/ TED DIMITRIOU
    ------------------        -----------------------------------------
           Date                             Ted Dimitriou
                                        Chairman of the Board



       May 25, 1994                      /s/ ROBERT CRONIN
    ------------------        -----------------------------------------
           Date                            Robert Cronin
                                President and Chief Executive Officer



       May 25, 1994                    /s/ MICHAEL J. HALLORAN
    ------------------        -----------------------------------------
           Date                          Michael J. Halloran
                                       Chief Financial Officer