Form 10-K
period 1994-07-31
WALLACE COMPUTER SERVICES INC
filed 1994-10-27
CIK 104348

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended July 31, 1994            Commission file number 1-6528

                         WALLACE COMPUTER SERVICES, INC.
              Exact name of registrant as specified in its charter

                    DELAWARE                                  36-2515832
         State or other jurisdiction of                     I.R.S. Employer
          Incorporation or organization                   Identification No.

   4600 W. ROOSEVELT ROAD  HILLSIDE, ILLINOIS                    60162
     Address of Principal Executive Offices                    Zip Code

       Registrant's telephone number, including area code:  (312) 626-2000
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
   Common Stock, $1.00 par value               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK $1.00 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X  Yes       No
                                   ---       ---

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of the filing.)
     $657,437,796 (BASED ON THE SEPTEMBER 30, 1994, CLOSING PRICE OF THESE SHARES ON THE NEW YORK STOCK EXCHANGE)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (Applicable only to corporate registrants.)

     AS OF SEPTEMBER 30, 1994, 22,396,386 SHARES OF COMMON STOCK WERE
     OUTSTANDING.

Documents incorporated by reference:
     1. Annual Report to Stockholders for 1994 - Parts I, II, and IV of this Form 10-K
     2. Definitive Proxy Statement dated October 7, 1994 - Part III of this Form 10-K

Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III or this form 10-K or any amendments to this form 10-K. [ X ]

                                TABLE OF CONTENTS

Form 10-K
Item No.        Name of Item                                                Page
- - --------        ------------                                                ----
Part I

    Item 1      Business                                                     3
    Item 2      Properties                                                   7
    Item 3      Legal Proceedings                                            9
    Item 4      Submission of Matters to a Vote of
                Security Holders                                             9

Part II

    Item 5      Market for the Registrant's Common Equity and
                Related Stockholder Matters                                 10
    Item 6      Selected Financial Data                                     10
    Item 7      Management's Discussion and Analysis of
                Financial Condition and Results of Operations               10
    Item 8      Financial Statements and Supplementary Data                 10
    Item 9      Changes in and Disagreements With Accountants
                on Accounting and Financial Disclosure                      10

Part III

    Item 10     Directors and Executive Officers of the
                Registrant                                                  11
    Item 11     Executive Compensation                                      13
    Item 12     Security Ownership of Certain Beneficial
                Owners and Management                                       13
    Item 13     Certain Relationships and Related
                Transactions                                                13

Part IV

    Item 14     Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K                                     14

    Signatures                                                              28

    Report and Consent of Independent Public Accountants                    29

Wallace Computer Services, Inc.                                 Fiscal 1994 10-K

                                     Part I

ITEM 1    BUSINESS

          As used in this report, the term "Company" is used to refer to the Registrant and its wholly-owned subsidiary, Visible Computer Supply Corporation.

          (a)  Developments

               The Registrant was organized in June, l963 as "Wallace Business Forms, Inc.", a Delaware corporation and is the successor to an Illinois corporation known as "Wallace Press, Inc." that was merged into the Registrant in August 1963. To better reflect the nature of the Company's business, the Registrant changed its corporate name in November 1981 from "Wallace Business Forms, Inc." to "Wallace Computer Services, Inc.".

          (b)  Industry Segment

               The Company is engaged predominantly in the computer services and supply industry. Wallace sells a broad line of products and services including business forms, commercial and promotional graphics printing, computer labels, machine ribbons, computer hardware and software, computer accessories, office products, and electronic forms.

          (c)  Narrative Description of Business

               (1)  Principal Products and Services

                    Principal products and services supplied by the Company include the design, manufacture and sale of business forms, industrial and consumer catalogs, directories and price lists, pressure sensitive labels, computer and business machine ribbons, a standard line of office products forms, and direct mail promotional printing. The Company also markets computer accessory supplies, office supplies, and computer hardware and software.

                    The only class of similar products that contributed 10% or more of total sales for the past three years is printed products. The contribution of printed products to total sales was 90% for fiscal 1994, 89% for fiscal 1993, and 89% for fiscal 1992.

ITEM 1    Continued

               (2) The principal raw material used by the Company is paper which is purchased in the open market from numerous suppliers in a variety of weights, widths, color and sizes.

                    The Company believes that it has adequate sources of supply of raw materials to meet the requirements of its business. The Company's current inventory levels are in line with the inventory levels necessary to satisfy customer demand that the Company anticipates for fiscal year 1995.

               (3) Although certain features of the Company's products and manufacturing processes are covered by owned or licensed patents, the Company does not consider patents to be critical to its business.

                    The Company believes that principal factors in its success include its engineering, manufacturing, and distribution capabilities.

               (4) The tax forms product lines (which account for approximately 2% of consolidated net sales) are sold primarily in the first six months of the Company's fiscal year.

               (5) The Company continues to maintain a strong working capital position, with a current ratio of 3.8 at July 31, 1994 (3.9 at July 31, 1993). The Company funds its operating needs through internally generated funds. The Company has not borrowed any money for working capital needs since 1974. Business conditions require the Company to produce and store inventories to meet its customers' requirements. Custom and stock finished goods inventories are stored throughout the United States in both public and company-owned warehouses. Finished products represent 65.7% of total inventory at July 31, 1994.

                    Substantially all of the Company's sales are made on terms of Net 30 days. The accounts receivable balance at July 31, 1994, increased by 2.6%, in line with the increase in fourth quarter sales. Further information on liquidity and capital resources is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 14 of the Company's Annual Report to Stockholders for 1994, which is incorporated herein by reference.

               (6) The Company is not dependent upon any one customer or a group of customers under common control. No single customer or group of customers accounts for more than 10% of consolidated net sales.

ITEM 1    Continued


               (7) Within the computer services and supply industry, the Company sells its products through three distribution channels: 1) a direct sales force of approximately 700 employee sales representatives, 2) direct mail catalogs sent to the customer, and 3) the office products wholesaler/dealer distribution network.

                    The predominant distribution channel is the direct sales force. The Company hires college graduates who start at a base salary of $20,000 plus commissions. Sales representatives are placed in one of the Company's 160 sales offices located throughout the United States and are assigned a specific geographic territory. Within this assigned territory, a sales representative is free to sell all of the Company's products to any customer. Sales support for the direct sales force is provided by the Corporate Marketing department. The Company has identified the following specific markets as large users of its product lines: financial services, telecommunications, retail, transportation/distribution, utilities, and healthcare.

                    The direct mail catalog operation accounts for less than 3% of the Company's sales. Customers are offered products through a general catalog, plus monthly flyers that offer special pricing on a limited number of products. The general catalog carries approximately 8,000 items. Most of the paper-based products in the catalog are produced by the Company. Products sold through the catalog are either drop-shipped directly from the manufacturer to the customer, or shipped from the Company's warehouses in California, Illinois, and Pennsylvania. Mailing lists are updated on a regular basis through prospecting using purchased lists of potential customers.

                    The office products wholesaler/dealer distribution network accounts for less than 11% of the Company's sales. The network is accessed through the use of both the Company's direct sales force and a limited number of outside manufacturer's representatives, both of whom are paid commissions. The direct sales force is also paid an annual salary. The wholesaler/dealer distribution network is located throughout the United States and Canada. The product line sold through the network consists mainly of office and paper products and computer supplies. The Company is also doing an increasing amount of business with the office superstores, which are estimated to control approximately one-fourth of the office products market.

ITEM 1     Continued


               (8) The Company services several markets, all of which are highly competitive. None of these markets is dominated by any one company. The principal markets served are business forms, commercial printing, pressure sensitive labels, and office/computer products. The largest market share of the Company in any of these markets is in business forms, where the Company is known to be one of the ten largest manufacturers based upon sales.

                    The ten largest manufacturers account for about 70% of business forms sales, which are estimated to be approximately $7.3 billion for calendar 1994 ($7.5 billion in 1993).

                    The commercial printing market served by the Company includes the design and manufacture of industrial and consumer catalogs, directories and price lists that require computer manipulation of data for electronic type composition. The Company primarily competes with commercial printers. This market is highly competitive and is very large in comparison to the Company's sales in this area, with most work being done on a job bid basis.

                    The pressure sensitive label market is highly competitive with over 1,600 converters in the United States. This market is estimated to total approximately $2.5 billion.

                    The Company is both a manufacturer and distributor for the $15.0 billion office products market. The Company's sales are small in relation to the total market.

               (9) The Company is continuously involved in research activities relating to development of new products and improvement of existing products (none of which are customer sponsored). The amounts that the Company spends on research activities are not significant in relation to annual sales volume.

               (10) Compliance with federal, state and local provisions
                    governing the discharge of materials into the environment has not had and is not anticipated to have a material effect on the Company's capital expenditures, earnings or competitive position.

ITEM 1     Continued

               (11) The total number of persons employed by the Company was
                    3,530 as of July 31, 1994.

          (d)  Foreign Operation and Export Sales

               Net sales and income derived from export sales are not material.

ITEM 2    PROPERTIES

          The Company's corporate offices are located in Hillside, Illinois, a suburb of Chicago.

          The Company believes that all of its properties are well maintained and in good operating condition.

          The following are the Company's principal properties:

                             Approximate
                               Square
Location                       Footage             Description
- - --------                       -------             -----------
Gastonia, North Carolina       120,000             Business Forms Plant
                                                   - owned by Company.

Luray, Virginia                162,300             Business Forms Plant
                                                   - owned by Company.

Manchester, Vermont            162,300             Business Forms Plant
                                                   - owned by Company.

Marlin, Texas                  115,700             Business Forms Plant
                                                   - owned by Company.

Metter, Georgia                126,600             Business Forms Plant
                                                   - owned by Company.

Osage, Iowa                    152,500             Business Forms Plant
                                                   - owned by Company.

San Luis Obispo,               110,000             Business Forms Plant
  California                                       - owned by Company.



ITEM 2     Continued

                             Approximate
                               Square
Location                       Footage             Description
- - --------                       -------             -----------

Hillside, Illinois             206,600             Press Division Plant
                                                   and Corporate Head-
                                                   quarters (35,000 square
                                                   feet) attached to plant
                                                   - owned by Company.

Bellwood, Illinois              30,000             Engineering Facilities -
                                                   lease ending March, 1997.

Hillside, Illinois              24,400             Additional Corporate offices
                                                   - owned by Company.

Brenham, Texas                  84,160             Ribbon and Label
                                                   Manufacturing Plant
                                                   - owned by Company.

Streetsboro, Ohio               80,000             Label Manufacturing Plant
                                                   - owned by Company.

Wilson, North Carolina          54,800             Label Manufacturing Plant
                                                   - owned by Company.

Lodi, California               138,100             Warehouse and Distribution
                                                   Center and Manufacturing
                                                   Plant for the Label and TOPS
                                                   Divisions
                                                   - owned by Company.

St Charles, Illinois           293,000             Warehouse and Distribution
                                                   Center and Manufacturing
                                                   Plant for the Business Forms
                                                   and TOPS Divisions
                                                   - owned by Company.

Osage, Iowa                    104,400             TOPS Business Forms Plant
                                                   - owned by Company.

Covington, Tennessee           168,200             TOPS Business Forms Plant
                                                   - owned by Company.




ITEM 2     Continued

                             Approximate
                               Square
Location                       Footage             Description
- - --------                       -------             -----------

Allentown, Pennsylvania        101,400             Warehouse and Distribution
                                                   Center - owned by Company.

Clinton, Illinois              219,000             Colorforms Manufacturing
                                                   Plant - owned by Company.

Tonawanda, New York            113,000             Colorforms Manufacturing
                                                   Plant - owned by Company.


Elk Grove Village, Illinois    142,000             Colorforms Manufacturing
                                                   Plant and Hardware Systems
                                                   Office - owned by Company.

Distribution warehouses and sales offices throughout the United States are leased.

ITEM 3    LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which the Company is a party or any of its properties is subject.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Wallace Computer Services, Inc.                                 Fiscal 1994 10-K

                                     Part II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The total number of holders of record of the Company's common stock was 3,985 as of September 30, 1994. Information about the market and payment of dividends for the Company's common stock is contained in the 1994 Annual Report to Stockholders on page 16, and is incorporated herein by reference.

ITEM 6    SELECTED FINANCIAL DATA

          Selected financial data for each of the eleven years ended July 31, 1994, is contained in the Company's Annual Report to Stockholders for 1994, on pages 12-13, and is incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended July 31, 1994, is contained in the Company's Annual Report to Stockholders for 1994, on pages 14-16, and is incorporated herein by reference.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated balance sheets of the Company as of July 31, 1994 and 1993, the consolidated statements of income, cash flows and stockholders' equity for the years ended July 31, 1994, 1993 and 1992, and the notes to consolidated financial statements, together with the report of Arthur Andersen LLP thereon dated September 7, 1994, are contained in the Company's Annual Report to Stockholders for 1994, on pages 17-24, and are incorporated herein by reference. The quarterly financial information for the years ended July 31, 1994 and 1993 is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations, which is contained in the Company's Annual Report to Stockholders for 1994 on page 16 and is incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

Wallace Computer Services, Inc.                                 Fiscal 1994 10-K

                                    Part III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning the directors of the Company is contained in the Company's definitive Proxy Statement dated October 7, 1994, on pages 3-6, and is incorporated herein by reference.

          EXECUTIVE OFFICERS OF THE COMPANY

          (a)  Names, ages and positions of the executive officers:

          Name                       Age     Position
          ----                       ---     --------
          Robert J. Cronin            49     President and Chief Executive
                                             Officer

          Bruce D'Angelo              42     Vice President - Corporate Sales

          Theodore Dimitriou          68     Chairman of the Board

          Michael O. Duffield         42     Senior Vice President - Operations

          Michael R. Finger           54     Vice President - General
                                             Manager - Direct Mail Division

          Michael J. Halloran         46     Vice President - Chief Financial
                                             Officer and Secretary

          Donald J. Hoffmann          56     Vice President - Engineering
                                             and Research

          Michael T. Leatherman       41     Vice President - Management
                                             Information Services

          Michael M. Mulcahy          52     Vice President - General
                                             Manager - Colorforms Division

          Michael T. Quane            45     Treasurer

          Wayne E. Richter            38     Vice President - General
                                             Manager - Label Division

ITEM 10   Continued

               All officers are elected at the Annual Meeting of the Board of Directors, which will be held immediately after the Annual Meeting of Stockholders on November 9, 1994.

          (b)  Business Experience of the Executive Officers:

               Mr. Cronin has been with the Company since 1967. He was elected Chief Executive Officer in 1993. Mr. Cronin was previously elected Chief Operating Officer in 1992. Prior to that time, Mr. Cronin held various sales management positions, most recently Senior Vice President - Sales from 1991 to 1992. Mr. Cronin is also a director of the Company.

               Mr. D'Angelo has been with the Company since 1980. He was elected Vice President - Corporate Sales in 1992. Mr. D'Angelo was previously General Manager - Label Division from 1990 to 1992, and has held management positions in both sales and operations.

               Mr. Dimitriou joined the Company in 1959. He was Chief Executive Officer of the Company from 1992 to 1993. Prior to that time, he was President and Chief Executive Officer of the Company from 1975 to 1992. He is also a director of the Company and has been its Chairman of the Board since 1979.

               Mr. Duffield has been with the Company since 1974. He was elected Senior Vice President - Operations in 1992. Mr. Duffield has previously held various manufacturing management positions, most recently Vice President - Operations from 1990 to 1992.

               Mr. Finger has been with the Company since 1965. He was elected Vice President - General Manager - Direct Mail Division in 1990. Mr. Finger previously held the position of Vice President - General Manager - Label Division from 1986 to 1990.

               Mr. Halloran has been with the Company since 1975. He was elected Vice President - Chief Financial Officer and Secretary in 1987.

               Mr. Hoffmann has been with the Company since 1969. He was elected Vice President - Engineering and Research in 1986.

               Mr. Leatherman joined the Company as Vice President - Management Information Services in 1990. He previously held the position of Managing Director at FSC Paper, where he had been employed since 1984.

ITEM 10   Continued

          Mr. Mulcahy has been with the Company since 1961. He was appointed Vice President - Colorforms Division in 1992. Mr. Mulcahy previously held various manufacturing management positions, most recently Vice President - General Manager - Manufacturing Operations from 1991 to 1992.

          Mr. Quane joined the Company as Treasurer in 1993. He previously held the position of Vice President - Treasurer at Rymer Food Co., where he had been employed since 1988.

          Mr. Richter has been with the Company since 1979. He was elected Vice President - General Manager - Label Division in 1992. Mr. Richter has previously been Director of Manufacturing - Business Forms Division from 1990 to 1992 and has held several operational management positions at various locations.

          There are no family relationships between these executives.

ITEM 11   EXECUTIVE COMPENSATION

          Information concerning management remuneration and transactions for the year ended July 31, 1994, is contained in the Company's definitive Proxy Statement dated October 7, 1994, on pages 7-15, and is incorporated herein by reference.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information concerning the beneficial ownership of the Company's common stock is contained in the Company's definitive Proxy Statement dated October 7, 1994, on pages 2-3, and is incorporated herein by reference.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None

Wallace Computer Services, Inc.                                 Fiscal 1994 10-K

                                     Part IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) Financial statements and schedules are included in this Form 10-K Annual Report as indicated below. Those portions of the 1994 Annual Report to Stockholders listed below are hereby incorporated by reference.

                                                                Page Number
                                                           ---------------------
                                                           Form   Annual Report
                                                           10-K  to Stockholders
                                                           ----  ---------------
               Quarterly Financial Data for the years
               ended July 31, 1994 and 1993                            16

               Consolidated Statements of Income
               for the years ended July 31, 1994,
               1993, and 1992                                          17

               Consolidated Statements of
               Stockholders' Equity for the years
               ended July 31, 1994, 1993, and 1992                     18

               Consolidated Balance Sheets as of
               July 31, 1994 and 1993                                  19

               Consolidated Statements of Cash
               Flows for the years ended July 31,
               1994, 1993, and 1992                                    20

               Notes to Consolidated Financial
               Statements                                           21-24

               Consent and Report of Independent
               Public Accountants                           29         24

               Schedules -

               I    Marketable Securities                   22

               V    Property, Plant & Equipment             24




ITEM 14   Continued

                                                                Page Number
                                                           ---------------------
                                                           Form   Annual Report
                                                           10-K  to Stockholders
                                                           ----  ---------------

               VI   Accumulated Depreciation and
                    Amortization of Property,
                    Plant & Equipment                       25

               VIII Valuation and Qualifying
                    Accounts                                26

               X    Supplementary Income
                    Statement Information                   27

               Schedules Omitted

               All other schedules have been omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

          (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

          (c)  Exhibit Index

          3.   ARTICLES OF INCORPORATION AND BY-LAWS

               3.1A Restated Certificate of Incorporation of the Registrant as
                    filed with the Secretary of State of the State of Delaware on January 7, 1987, (previously filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1987, and incorporated herein by reference to such Report)

               3.1B Certificate of Amendment amending Section 1 of Article
                    FOURTH of the Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on November 28, 1989 (previously filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1987, and incorporated herein by reference to such Report)

               3.1C Certificate of Designation, Preferences and Rights of Series
                    A Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on March 15, 1990 (previously

ITEM 14   Continued

                    filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

               3.2 Amended and Restated By-Laws of the Registrant as adopted on September 7, 1994

          4. INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES *

               * The Registrant has not filed as an Exhibit any instrument defining the rights of holders of long-term debt because the Registrant and its consolidated subsidiaries do not have any instrument with respect to long-term debt under which the total amount of authorized securities exceeds 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant has filed an agreement with the Securities and Exchange Commission to furnish a copy of any instrument defining the rights of holders of long-term debt to the Commission upon request.

          10.  MATERIAL CONTRACTS

               10.1 Form of Rights Agreement, dated as of March 14, 1990, between Registrant and Harris Trust and Savings Bank, as Rights Agent, which includes as Exhibit A the Certificate of Designation, Preferences and Rights of Series A Preferred Stock, as Exhibit B the form of Rights Certificate, and as Exhibit C the form of Summary of Rights (previously filed as Exhibit 28.2 to the Registrant's Current Report on Form 8-K dated March 14, 1990, and incorporated herein by reference to such Report)

               10.2A Fourth Amended and Restated Agreement made and entered into as of January l, 1993 between the Registrant and Theodore Dimitriou (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

               10.2B First Amendment to Fourth Amended and Restated Agreement made and entered into as of January 1, 1993 between the Registrant and Theodore Dimitriou (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

ITEM 14   Continued

               10.3 1989 Stock Option Plan of the Registrant, which amends and restates as a single, integrated plan the 1974 Non-Qualified Stock Option Plan of the Registrant and the 1981 Incentive Stock Option Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

               10.4 Executive Incentive Plan of the Registrant, as restated to reflect Amendment No. 2 thereto, adopted as of August 1, 1989 (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991, and incorporated herein by reference to such Report)

               10.5A 1988 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988, and incorporated herein by reference to such Report)

               10.5B 1989 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

               10.5C 1990 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

               10.5D 1991 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991, and incorporated herein by reference to such Report)

               10.5E 1993 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

               10.5F 1994 Deferred Compensation/Capital Accumulation Plan of the Registrant

               10.6 Supplemental Profit-Sharing Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-

ITEM 14   Continued

                         K for the fiscal year ended July 31, 1988, and incorporated herein by reference to such Report)

               10.7 Executive Severance Pay Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

               10.8      Employee Annual Bonus Plan of the Registrant

               10.9      Employee Long-Term Performance Plan of the Registrant

               10.10     Employee Stock Option Guideline of the Registrant

               10.11A 1988 Deferred Compensation/Capital Accumulation Plan For Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988, and incorporated herein by reference to such Report)

               10.11B 1989 Deferred Compensation/Capital Accumulation Plan for Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

               10.11C 1993 Deferred Compensation/Capital Accumulation Plan for Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

               10.11D 1994 Deferred Compensation/Capital Accumulation Plan for Directors of the Registrant

               10.12 Retirement Plan for Outside Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

               10.13 Employee Stock Purchase Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-

ITEM 14     Continued

                         K for the fiscal year ended July 31, 1992, and incorporated herein by reference to such Report)

               10.14 Employee Severance Pay Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1992, and incorporated herein by reference to such Report)

               10.15A Form of Indemnification Agreement with Director between the Registrant and each of the following: Fred F. Canning, Robert J. Cronin, Theodore Dimitriou, Richard
                         F. Doyle, R. Darrell Ewers, William M. Lane III, William E. Olsen and Neele E. Stearns, Jr. (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

               10.15B Form of Addendum to Indemnification Agreement with Director (Member of Profit Sharing Committee) between the Registrant and William E. Olsen (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

               10.16A Form of Indemnification Agreement with Officer between the Registrant and each of the following: Robert J. Cronin, Bruce D'Angelo, Theodore Dimitriou, Michael O. Duffield, Michael R. Finger, Michael J. Halloran, Donald J. Hoffmann, Michael T. Leatherman, Michael M. Mulcahy, Michael T. Quane and Wayne E. Richter (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

               10.16B Form of Addendum to Indemnification Agreement with officer (Trustee of Profit Sharing and Retirement Trust and Member of Profit Sharing Committee) between the
                         Registrant and each of the following:   Robert J.
                         Cronin, Theodore Dimitriou and Michael J. Halloran (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

               10.17A Acquisition Agreement dated as of July 18, 1991, by and among Wallace Computer Services, Inc., a Delaware corporation, MGI Industries, Inc., a New Jersey corporation, Colorforms

ITEM 14   Continued

                         Incorporated, a Delaware corporation, Colorforms Image Center, Inc., an Illinois corporation, Colorforms Mailing Services, Inc., an Illinois corporation, Evergreen Realty, a New York partnership, Frank A. Leo, William J. O'Brien, Robert L. Patton, and R. Robert Verniero, including Exhibits and General Schedules but excluding Disclosure Schedules (previously filed as part of Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 20, 1991, and incorporated herein by reference to such Report)

               10.17B Amendment No. 1 dated as of August 7, 1991 to Acquisition Agreement dated as of July 18, 1991 by and among Wallace Computer Services, Inc., a Delaware corporation, MGI Industries, Inc., a New Jersey corporation, Colorforms Incorporated, a Delaware corporation, Colorforms Image Center, Inc., an Illinois corporation, Colorforms Mailing Services, Inc., an Illinois corporation, Evergreen Realty, a New York partnership, Frank A. Leo, William J. O'Brien, Robert
                         L. Patton, and R. Robert Verniero, including Exhibits and General Schedules but excluding Disclosure Schedules (previously filed as part of Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 20, 1991, and incorporated herein by reference to the Report)

               10.17C    Supplemental Agreement No. l dated as of August 7, 1991
                         in   connection with Acquisition Agreement dated as of
                         July 18, 1991, as amended by Amendment No. l dated as of August 7, 1991, by and among Wallace Computer Services, Inc., a Delaware corporation, MGI Industries, Inc., a New Jersey corporation, Colorforms Incorporated, a Delaware corporation, Colorforms Image Center, Inc., an Illinois corporation, Colorforms Mailing Services, Inc., an Illinois corporation, Evergreen Realty, a New York partnership, Frank A. Leo, William J. O'Brien, Robert L. Patton, and R. Robert Verniero (previously filed as part of Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 20, 1991, and incorporated herein by reference to such Report)

               10.17D Supplemental Agreement No. 2 dated as of August 7, 1991, in connection with Acquisition Agreement dated as of July 18, 1991, as amended by Amendment No. l dated as of August 7, 1991, by and among Wallace Computer Services, Inc., a Delaware corporation, MGI Industries, Inc., a New Jersey corporation, Colorforms Incorporated, a Delaware corporation, Colorforms Image Center, Inc., an Illinois corporation, Colorforms Mailing Services, Inc., an Illinois corporation, Evergreen Realty, a New

ITEM 14   Continued

                         York partnership, Frank A. Leo, William J. O'Brien, Robert L. Patton, and R. Robert Verniero (previously filed as part of Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 20, 1991, and incorporated herein by reference to such Report)

               10.17E Amendment No. 2 dated as of August 31, 1993, to Acquisition Agreement dated as of July 18, 1991, by and among Wallace Computer Services, Inc., a Delaware corporation (on its own behalf and as successor by merger to MGI Industries, Inc., a New Jersey corporation, and Colorforms Incorporated, a Delaware corporation, Colorforms Image Center, Inc., an Illinois corporation, and Colorforms Mailing Services, Inc., an Illinois corporation), Evergreen Realty, a New York partnership, Frank A. Leo, William J. O'Brien, Robert
                         C. Patton, and R. Robert Verniero (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

     13. ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT TO SECURITY HOLDERS

          13. Annual Report - Fiscal 1994 of the Registrant (filed as part of this Report only to the extent portions thereof are expressly incorporated by reference in this report)

     22.  SUBSIDIARIES OF REGISTRANT

          22. The Registrant owns 100% of the stock of Visible Computer Supply Corporation, an Illinois Corporation.

     24.  CONSENTS OF EXPERTS AND COUNSEL

          24.  See page 29 for consent of Arthur Andersen LLP.

     28.  ADDITIONAL EXHIBITS

          28.  Definitive Proxy Statement dated October 7, 1994.

                 Wallace Computer Services, Inc. and Subsidiary
             Schedule I - Marketable Securities - Other Investments
                               As of July 31, 1994


                     Number of Shares    Cost of                   Balance Sheet
Type of Issue         Bond Principal    Each Issue   Market Value      Value
- - -------------        ----------------   ----------   ------------  -------------
                    Other Government and Corporate Securities
Bonds
  State
    Alaska                   90,000        $95,000       $94,000       $95,000
    California            1,060,000      1,067,000     1,071,000     1,067,000
    Florida                 125,000        127,000       131,000       127,000
    Georgia               1,000,000      1,000,000     1,000,000     1,000,000
    Idaho                 1,000,000      1,006,000     1,003,000     1,006,000
    Illinois              2,000,000      2,000,000     2,000,000     2,000,000
    Kentucky              2,700,000      2,702,000     2,702,000     2,702,000
    Louisiana               555,000        574,000       570,000       574,000
    Maine                   250,000        251,000       251,000       251,000
    Massachusetts         2,150,000      2,157,000     2,157,000     2,157,000
    Missouri                100,000        100,000       100,000       100,000
    South Carolina          430,000        430,000       430,000       430,000
    Texas                 1,000,000      1,003,000     1,000,000     1,003,000
    Washington              500,000        505,000       504,000       505,000
  County                  3,050,000      3,127,000     3,116,000     3,127,000
  City
    Albuquerque, NM         455,000        468,000       466,000       468,000
    Boise, ID               350,000        372,000       376,000       372,000
    Chicago, IL             500,000        505,000       500,000       505,000
    Chicago Suburban        500,000        533,000       529,000       533,000
    Cincinnati, OH        3,000,000      3,000,000     3,000,000     3,000,000
    Lisle, IL               500,000        500,000       500,000       500,000
    New York, NY          5,175,000      5,202,000     5,199,000     5,202,000
    Quincy, MA               25,000         25,000        27,000        25,000
    Rochester, MN         3,000,000      3,000,000     3,000,000     3,000,000
    Salem, VA               730,000        764,000       761,000       764,000
    San Francisco, CA       250,000        250,000       254,000       250,000
  Other
    District of Columbia    750,000        750,000       746,000       750,000
    Puerto Rico           3,000,000      3,000,000     3,000,000     3,000,000

Hedged Utility Portfolio    191,000     10,552,000     9,894,000    10,552,000

                 Wallace Computer Services, Inc. and Subsidiary
             Schedule I - Marketable Securities - Other Investments
                               As of July 31, 1994
                                   (continued)

                     Number of Shares    Cost of                   Balance Sheet
Type of Issue         Bond Principal    Each Issue   Market Value      Value
- - -------------        ----------------   ----------   ------------  -------------
Preferred Stocks
  Utilities                  75,000     $1,866,000    $1,772,000    $1,866,000
  Corporate                  50,000      1,904,000     1,947,000     1,904,000

Municipal Bond Funds      1,639,000      7,516,000     7,519,000     7,516,000

Commercial Paper          3,000,000      2,992,000     2,999,000     2,992,000

All Other                    68,000         68,000        68,000        68,000
                                                                   -----------
                                                                   $59,411,000
                                                                   ===========

                 Wallace Computer Services, Inc. and Subsidiary
                   Schedule V - Property, Plant and Equipment
                           For the years ended July 31


                                Beginning       Additions    Retirements          Other         Ending
                                  Balance         At Cost       Or Sales    Changes (1)        Balance
                             ------------    ------------   ------------   ------------   ------------
1994
  Land and Buildings          $93,556,000       6,650,000               0             ---    $100,206,000
  Machinery and Equipment     304,826,000      27,578,000       2,790,000       2,016,000     331,630,000
  Leasehold Improvements          464,000               0          56,000             ---         408,000
                             ------------    ------------    ------------    ------------    ------------
  Total                      $398,846,000      34,228,000       2,846,000       2,016,000    $432,244,000
                             ============    ============    ============    ============    ============

1993
  Land and Buildings          $93,658,000         358,000         460,000             ---     $93,556,000
  Machinery and Equipment     276,913,000      31,460,000       3,547,000             ---     304,826,000
  Leasehold Improvements          464,000               0               0             ---         464,000
                             ------------    ------------    ------------    ------------    ------------
  Total                      $371,035,000      31,818,000       4,007,000             ---    $398,846,000
                             ============    ============    ============    ============    ============

1992
  Land and Buildings          $82,386,000       4,416,000       3,233,000      10,089,000     $93,658,000
  Machinery and Equipment     232,987,000      29,101,000       2,501,000      17,326,000     276,913,000
  Leasehold Improvements          437,000               0           2,000          29,000         464,000
                             ------------    ------------    ------------    ------------    ------------
  Total                      $315,810,000      33,517,000       5,736,000      27,444,000    $371,035,000
                             ============    ============    ============    ============    ============

(1)  Explanation of Other Changes by fiscal year:
          Fiscal 1994: Reflects adoption of FASB 109 - Accounting for Income Taxes.
          Fiscal 1992: Acquisition of MGI Industries, Inc. and its subsidiaries and affiliated companies and all of the assets of Evergreen Realty on August 7, 1991.

                  Wallace Computer Services, Inc and Subsidiary
                   Schedule VI - Accumulated Depreciation and
                  Amortization of Property, Plant and Equipment
                           For the years ended July 31


                                Beginning         Charged    Retirements          Other         Ending
                                  Balance       To Income       Or Sales        Changes        Balance
                             ------------    ------------   ------------   ------------   ------------

1994
  Land and Buildings          $23,868,000       3,441,000               0             ---     $27,309,000
  Machinery and Equipment     146,660,000      27,473,000       2,468,000             ---     171,665,000
  Leasehold Improvements          447,000          14,000          53,000             ---         408,000
                             ------------    ------------    ------------    ------------    ------------
  Total                      $170,975,000      30,928,000       2,521,000             ---    $199,382,000
                             ============    ============    ============    ============    ============

1993
  Land and Buildings          $20,768,000       3,321,000         221,000             ---     $23,868,000
  Machinery and Equipment     124,513,000      25,203,000       3,056,000             ---     146,660,000
  Leasehold Improvements          410,000          37,000             ---             ---         447,000
                             ------------    ------------    ------------    ------------    ------------
  Total                      $145,691,000      28,561,000       3,277,000             ---    $170,975,000
                             ============    ============    ============    ============    ============
1992
  Land and Buildings          $18,803,000       3,347,000       1,382,000             ---     $20,768,000
  Machinery and Equipment     104,281,000      22,624,000       2,392,000             ---     124,513,000
  Leasehold Improvements          375,000          37,000           2,000             ---         410,000
                             ------------    ------------    ------------    ------------    ------------
  Total                      $123,459,000      26,008,000       3,776,000             ---    $145,691,000
                             ============    ============    ============    ============    ============


Depreciation and amortization for financial statement purposes are computed using the straight line method over the following estimated useful lives of the assets:

          Buildings                           40 years
          Building Equipment             10 - 15 years
          Machinery and Equipment         3 - 10 years
          Leasehold Improvements          Lease Period

                 Wallace Computer Services, Inc. and Subsidiary
                Schedule VIII - Valuation and Qualifying Accounts
                           For the years ended July 31


                                                 1994         1993         1992
                                           ----------   ----------   ----------
Balance at Beginning of Year               $1,849,000   $1,618,000   $1,644,000

Provision for Doubtful Accounts               893,000    1,127,000      941,000

Accounts Written Off Against Allowance      1,161,000    1,260,000    1,489,000

Recoveries Credited to Allowance              401,000      364,000      447,000

Other Charges (1)                                 ---          ---       75,000
                                           ----------   ----------   ----------
Balance at End of Year                     $1,982,000   $1,849,000   $1,618,000
                                           ==========   ==========   ==========

(1) Acquisition of MGI Industries, Inc. and its subsidiaries and affiliated companies and all of the assets of Evergreen Realty on August 7, 1991.

                 Wallace Computer Services, Inc. and Subsidiary
             Schedule X - Supplementary Income Statement Information
                           For the years ended July 31


                                                    Amounts Charged to Costs and
                                              Expenses Exceeding 1% of Net Sales
                                              ----------------------------------
                                                1994          1993          1992
                                          ----------    ----------    ----------
Maintenance and Repairs                   $9,064,000    $8,461,000    $8,530,000
                                          ==========    ==========    ==========

Wallace Computer Services, Inc                                  Fiscal 1994 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 7, 1994.

                                        Wallace Computer Services, Inc.

                                        By  /s/ Michael J. Halloran
                                           ------------------------------------
                                            Michael J. Halloran
                                            Vice President, Chief Financial
                                            Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities indicated, on October 7, 1994.


/s/ Theodore Dimitriou                  /s/ R. Darrell Ewers
- - ---------------------------------       ---------------------------------------
    Theodore Dimitriou                      R. Darrell Ewers
    Chairman of the Board                   Director


/s/ Robert J. Cronin                    /s/ William N. Lane III
- - ---------------------------------       ---------------------------------------
    Robert J. Cronin                        William N. Lane III
    Director, President and                 Director
    Chief Executive Officer


/s/ Fred F. Canning                     /s/ William E. Olsen
- - ---------------------------------       ---------------------------------------
    Fred F. Canning                         William E. Olsen
    Director                                Director


/s/ Richard F. Doyle                    /s/ Neele E. Stearns, Jr
- - ---------------------------------       ---------------------------------------
    Richard F. Doyle                        Neele E. Stearns, Jr.
    Director                                Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                  ON SCHEDULES


To Wallace Computer Services, Inc.

We have audited in accordance with generally accepted auditing standards, the financial statements included in Wallace Computer Services, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated September 7, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index on Pages 14 and 15 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth in relation to the basic financial statements taken as a whole.

Our report on the financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes and post retirement benefits in 1994 as discussed in Notes 7 and 8 to the financial statements.




                                        Arthur Andersen LLP

Chicago, Illinois
September 7, 1994

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports, dated September 7, 1994, included (or incorporated by reference) in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File No. 2-52229, No. 2-52357, No. 2-60252, No. 2-63000, No. 2-70022,
No. 2-87821, No. 33-10353 and No. 33-32706).



                                        Arthur Andersen LLP

Chicago, Illinois
October 7, 1994