Form 10-Q
period 1994-10-31
WALLACE COMPUTER SERVICES INC
filed 1994-12-14
CIK 104348

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                               QUARTERLY REPORT

                      Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


               October 31, 1994                            1-6528
- --------------------------------------------   -------------------------------
       For the quarterly period ended              Commission file number


                        WALLACE COMPUTER SERVICES, INC.
    ----------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


              Delaware                               36-2515832
- ------------------------------------    --------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)


     4600 W. Roosevelt Road, Hillside, Illinois               60162
    --------------------------------------------         ----------------
      (Address of Principal Executive Offices)              (ZIP CODE)


           (312) 626-2000                             22,396,386
- -------------------------------------    -------------------------------------
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

                      Wallace Computer Services, Inc.                   Page 2
                                 FORM 10-Q
                For Quarterly Period Ended October 31, 1994

                       Part I  Financial Information

Item 1.  Financial Statements
- --------------------------------------

     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations and financial position for the three months ended
     October 31, 1994, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                 Wallace Computer Services, Inc. and Subsidiary
                   Consolidated Income Statement (Unaudited)

                                                For the Three Months Ended
                                                        October 31
                                         -----------------------------------------
                                                         %
                                             1994      Sales       1993      Sales
                                         -------------------   -------------------
Net Sales                                $158,353,000  100.0   $144,510,000  100.0

Cost and Expenses
  Cost of goods sold (Note 1)             101,620,000   64.2     90,635,000   62.7
  Selling and administrative expenses      30,261,000   19.1     29,281,000   20.3
  Provision for depreciation and
    amortization                            8,764,000    5.5      7,890,000    5.5
                                         ------------  -----   ------------  -----
    Total costs and expenses             $140,645,000   88.8   $127,806,000   88.4
                                         ------------  -----   ------------  -----
  Operating Income                         17,708,000   11.2     16,704,000   11.6
                                         ------------  -----   ------------  -----
  Interest income                          (1,021,000)  (0.6)      (798,000)  (0.6)
  Interest expense                            394,000    0.2        334,000    0.2
                                         ------------  -----   ------------  -----
  Income before Income Taxes               18,335,000   11.6     17,168,000   11.9
  Provision for Income Taxes                6,692,000    4.2      6,180,000    4.3
                                         ------------  -----   ------------  -----
    Net Income before Accounting Change   $11,643,000    7.4    $10,988,000    7.6
  Accounting Change, net of tax (Note 3)            0    0.0        663,000    0.5
                                         ------------  -----   ------------  -----
    Net Income after Accounting Change    $11,643,000    7.4    $11,651,000    8.1
                                         ============  =====   ============  =====
Net Income per Share                            $0.52                 $0.53
                                                =====                 =====
Average Common Shares Outstanding          22,396,000            22,065,000
                                         ============          ============
Dividends Declared Per Share                    $0.00                 $0.00
                                                =====                 =====

The accompanying notes are an integral part of this statement.

                 Wallace Computer Services, Inc. and Subsidiary         Page 3
                           Consolidated Balance Sheet

                                              October 31, 1994   July 31, 1994
                                                 (Unaudited)       (Audited)
                                              ----------------   -------------
Assets
Current Assets
  Cash and Cash Equivalents                        $22,003,000     $17,587,000
  Short-term Investments (Note 3)                   59,427,000      59,411,000
  Accounts Receivable                              110,698,000      97,160,000
  Less-Allowance for Doubtful Accounts               2,019,000       1,982,000
                                                  ------------    ------------
    Net Receivables                                108,679,000      95,178,000
  Inventories (Note 1)                              67,418,000      69,543,000
  Advances and Prepaid Expenses                      6,353,000       6,507,000
                                                  ------------    ------------
    Total Current Assets                           263,880,000     248,226,000
                                                  ------------    ------------
Property, Plant and Equipment, at Cost             443,789,000     432,244,000
Less-Reserves for Depreciation and Amortization    207,334,000     199,382,000
                                                  ------------    ------------
  Net Property, Plant and Equipment                236,455,000     232,862,000
                                                  ------------    ------------
Intangible Assets Arising from Acquisitions         15,681,000      15,779,000
Cash Surrender Value of Life Insurance              21,842,000      21,530,000
Other Assets                                        21,043,000      20,195,000
                                                  ------------    ------------
  Total Assets                                    $558,901,000    $538,592,000
                                                  ============    ============
Liabilities and Stockholders' Equity
Current Portion of Long-Term Debt                   $6,006,000      $6,110,000
Accounts Payable                                    30,234,000      24,009,000
Accrued Salaries, Wages and Profit Sharing          30,367,000      32,789,000
Accrued Income Taxes                                 5,617,000       1,886,000
                                                  ------------    ------------
  Total Current Liabilities                         72,224,000      64,794,000
                                                  ------------    ------------
Long-Term Debt                                      23,500,000      23,500,000
Deferred Income Taxes                               22,702,000      22,183,000
Deferred Compensation and Retirement Benefits       19,237,000      17,976,000
Stockholders' Equity
  Common Stock (Note 2)
  Outstanding-22,396,386 shares at October 31,
    1994 and 22,393,353 shares at July 31, 1994     22,396,000      22,393,000
  Additional Capital                                38,588,000      38,553,000
  Retained Earnings                                360,835,000     349,193,000
  Unrealized Loss on Securities (Note 3)              (581,000)              0
                                                  ------------    ------------
  Total Stockholders' Equity                       421,238,000     410,139,000
                                                  ------------    ------------
Total Liabilities and Stockholders' Equity        $558,901,000    $538,592,000
                                                  ============    ============

The accompanying notes are an integral part of this statement.
                Wallace Computer Services, Inc. and Subsidiary          Page 4
               Consolidated Statement of Cash Flows (Unaudited)

                                                    For the Three Months Ended
                                                            October 31
                                                   ---------------------------
                                                       1994           1993
                                                   ------------   ------------
Cash Flows from Operating Activities:
  Net income from operations before cumulative
    effect of accounting changes                    $11,643,000    $10,988,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   8,764,000      7,890,000
      Deferred taxes                                    519,000       (112,000)
      (Gain)/loss on disposal of property                 1,000          2,000
  Changes in assets and liabilities
      Accounts receivable                           (13,501,000)    (3,608,000)
      Inventories                                     2,125,000       (596,000)
      Advances and prepaid expenses                     154,000     (1,178,000)
      Other assets                                   (1,811,000)      (431,000)
      Accounts payable and other liabilities          7,386,000      1,489,000
      Accrued income taxes                            3,731,000      5,616,000
      Deferred compensation and
        retirement benefits                           1,261,000        952,000
                                                   ------------   ------------
  Net cash provided by operating activities          20,272,000     21,012,000
                                                   ------------   ------------
Cash Flows from Investing Activities:
  Capital expenditures                              (11,634,000)    (8,956,000)
  Short-term investments                                (16,000)     3,505,000
  Proceeds from disposal of property                     24,000         11,000
  Unrealized loss on securities (Note 3)               (581,000)             0
                                                   ------------   ------------
  Net cash used in investing activities             (12,207,000)    (5,440,000)
                                                   ------------   ------------
Cash Flows from Financing Activities:
  Proceeds from issuance of treasury stock               38,000        110,000
  Cash dividends paid                                (3,583,000)    (3,199,000)
  Amounts paid on long-term debt                       (104,000)       (98,000)
                                                   ------------   ------------
  Net cash used in financing activities              (3,649,000)    (3,187,000)
                                                   ------------   ------------
Net changes in cash and cash equivalents              4,416,000     12,385,000
Cash and cash equivalents at beginning of year       17,587,000      7,107,000
                                                   ------------   ------------
Cash and cash equivalents at October 31             $22,003,000    $19,492,000
                                                   ============   ============
Supplemental Disclosure:
  Interest paid (net of interest capitalized)       $    62,000    $    24,000
  Income taxes paid (net of refunds received)         2,548,000        639,000

The accompanying notes are an integral part of this statement.

               Wallace Computer Services, Inc. and Subsidiary           Page 5
                 Notes to Consolidated Financial Statements
                              October 31, 1994
                                (Unaudited)

Note 1 - Inventories

     Inventories at October 31, 1994 and July 31, 1994 were as follows:

                                      October 31, 1994  July 31, 1994
                                       ---------------  -------------
     Raw materials                         $19,230,000    $22,221,000
     Work in process                           500,000      1,614,000
     Finished products                      47,688,000     45,708,000
                                          ------------   ------------
                                           $67,418,000    $69,543,000
                                          ============   ============

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

Note 2 - Stock Options

     As of October 31, 1994, options to purchase 436,759 shares of common stock were outstanding and 740,329 shares of common stock were available for future grants under the Company's Stock Option and Employee Stock Purchase Plans. At the annual meeting of stockholders held on November 9, 1994, the number of shares of common stock available for future grants under the Company's Stock Option and Employee Stock Purchase Plans was increased by 500,000.

     The Company has authorized 50,000,000 shares of common stock and has issued 22,796,176. Of these shares, 986,780 have been repurchased and 586,990 have been reissued under the Employee Stock Purchase Plan and through the exercise of stock options. The number of shares held in treasury at October 31, 1994 is 399,790. At July 31, 1994, 22,796,176
     shares had been issued of which 986,780 had been repurchased and 583,957 have been reissued. The number of shares held in treasury at July 31, 1994 was 402,823.

Note 3 - Changes in Accounting

     In the first quarter ended October 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Post-Retirement Benefits Other than Pensions", and Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes."

     Effective August 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires securities that are available-for-sale be carried at fair value, with changes in net unrealized gains and losses recorded as a separate component of shareholders' equity. Previously, fixed income securities classified as available-for-sale were carried at the lower of amortized cost or fair value, determined in the aggregate. The adoption of this statement had no impact on net

                        Wallace Computer Services, Inc.                 Page 6
                                   FORM 10-Q
                  For Quarterly Period Ended October 31, 1994

Note 3 - Accounting Change (continued)

     income, but decreased shareholders' equity by $581,000 at October 31, 1994 (net of tax).

     The amortized cost and market value of investments as of adoption on August 1, 1994, and as of October 31, 1994 were as follows:

     August 1, 1994                        Amortized     Unrealized Holding      Market
     --------------                          Cost        Gains      Losses       Value
                                          ----------- ----------- ----------- -----------
     Available-for-Sale
       State, Municipal & Other Govt Debt $22,629,000     $42,000     $64,000 $22,607,000
       Corporate Debt                       1,992,000       7,000           0   1,999,000
       Equity                              14,322,000      86,000     795,000  13,613,000
       Other                                   68,000           0           0      68,000
     Held-to-Maturity
       State, Municipal & Other Govt Debt  20,400,000           0           0  20,400,000
                                          ----------- ----------- ----------- -----------
         Total Short-term Investments     $59,411,000    $135,000    $859,000 $58,687,000
                                          =========== =========== =========== ===========
     Long-term Available-for-Sale
       Equity                              $1,992,000          $0          $0  $1,992,000
                                          =========== =========== =========== ===========

     October 31, 1994                      Amortized     Unrealized Holding      Market
     ---------------------                   Cost        Gains      Losses       Value
                                          ----------- ----------- ----------- -----------
     Available-for-Sale
       State, Municipal & Other Govt Debt $23,764,000     $46,000    $159,000 $23,651,000
       Equity                              13,732,000      77,000     933,000  12,876,000
     Held-to-Maturity
       State, Municipal & Other Govt Debt  22,900,000           0           0  22,900,000
                                          ----------- ----------- ----------- -----------
         Total Short-term Investments     $60,396,000    $123,000  $1,092,000 $59,427,000
                                          =========== =========== =========== ===========
     Long-term Available-for-Sale
       Equity                              $1,992,000          $0          $0  $1,992,000
                                          =========== =========== =========== ===========

     Short-term investments were carried at amortized cost at July 31, 1994. Maturities for all debt securities classified as short-term are less than one year. The long-term investment is included in the 'Other Assets' section of the balance sheet.

     In the first quarter ended October 31, 1994, proceeds on the sale of available-for-sale securities were $451,000, with gross realized losses of $49,000. The amortized cost of these securities was based on specific identification. No securities during the period were classified as trading securities. The change in net unrealized loss on available-for-sale securities from August 1 to October 31, 1994 was $147,000 (net of tax).

     There have been no sales of held-to-maturity securities other than at their maturity date.

                      Wallace Computer Services, Inc.                Page 7
                                 FORM 10-Q
                For Quarterly Period Ended October 31, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- ---------------------------------------------------------------------

     Results of Operations
     ---------------------------

     There have been no material changes in financial condition since our preceding fiscal year which ended July 31, 1994.

     For the three month period ended October 31, 1994, net sales increased 9.6% to $158,353,000. Net income before accounting changes for the first quarter increased 6.0% to $11,643,000 or 52 cents per share, from $10,988,000 or 50 cents per share in fiscal 1994. Pretax income excluding accounting changes for the quarter was up by $1,167,000 or 6.8%.

     Cost of goods sold represented 64.2% of sales versus 62.7% in the first quarter of fiscal 1994. The first quarter of fiscal 1995 includes a LIFO charge of approximately $1.3 million as a result of higher paper costs. There was no LIFO provision made during the first quarter of fiscal 1994.

     Selling and administrative expenses were 19.1% of sales versus 20.3% in the first quarter last year.

     The provision for depreciation and amortization is up 11.1% in the first quarter from fiscal 1994. The current quarter includes the amortization of the Wallace Manufacturing Information System of $135,000, and the amortization of $135,000 for software acquired in conjunction with the acquisition of software of First Electronic Forms in the second quarter of fiscal 1994.

     Interest income for the three months increased by $223,000 or 27.9% from the same period one year ago. The increase in interest income is due to generally higher interest rates. Interest expense, which is shown net of capitalized interest, increased $60,000 or 18.0% between years. Increased interest expense is attributable to higher interest rates on our variable rate Industrial Revenue Bonds, and from the addition of an IRB for the new Lebanon facility.

     Operating income for the quarter was up $1,004,000 or 6.0%. For fiscal 1995 this represents 11.2% to sales versus 11.6% for fiscal 1994.

     Liquidity and Capital Resources
     -----------------------------------------

     Working capital increased by $8,224,000 from July 31, 1994, with a current ratio of 3.7 at October 31, 1994. Long-term debt consists of $23,500,000 of industrial revenue bonds at rates ranging from 3.5% to 3.85%. Long-term debt currently represents 5.3% of total capitalization.

     Capital expenditures for the first three months totaled $11,634,000. For the full fiscal year, we project expenditures of $50.0 million, which will be financed entirely through internally generated funds.

     Stockholders' equity increased by 2.7% to $421.2 million at October 31, 1994. Since October 1992, the Company has repurchased 964,150 shares of common stock at an average price of $25.86, or $24,932,000. Of these shares, 488,148 were reissued to employees under the

                      Wallace Computer Services, Inc.                Page 8
                                 FORM 10-Q
                For Quarterly Period Ended October 31, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
- ---------------------------------------------------------------------

     Liquidity and Capital Resources (continued)
     ------------------------------------------------

     Employee Stock Purchase Plan, and 98,842 were issued through the exercise of stock options. The Company's authorization to repurchase additional shares expired on July 31, 1993.

     The current portion of long-term debt represents debt assumed in connection with the acquisition of MGI Companies and Evergreen Realty. The final payment on current debt of $2,959,000 is due in February 1995, with the final payment on the remaining $3,047,000 due in July 1995.

     Cash balances remain adequate to fund current operations. We do not anticipate a need to borrow funds in the near future.

     Current inventory levels are in-line with the inventory levels necessary to satisfy customer demand. We anticipate having adequate sources of supply of raw materials to meet the future requirements of our business.

     Common Stock
     ---------------

     On November 9, 1994, the Board of Directors voted to increase the annualized dividend rate to $.74 per share, a 15.6% increase from fiscal 1994.

     Other
     -------

     On November 29, 1994, we completed the acquisition of the assets of Lampro Graphics, Inc. This acquisition was a cash transaction and will be accounted for using the purchase method. The acquisition is not expected to materially impact the Company's results for fiscal 1995.


                        Part II  Other Information
                     ---------------------------------

Items 1 thru 6.          None
- ---------------

                                                                       Page 9
                       Wallace Computer Services, Inc.
                                  FORM 10-Q
                 For Quarterly Period Ended October 31, 1994


                                 SIGNATURES
                            --------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            WALLACE COMPUTER SERVICES, INC.



      December 12, 1994                   /s/ TED DIMITRIOU
    ---------------------       -------------------------------------
            Date                            Ted Dimitriou
                                        Chairman of the Board



      December 12, 1994                   /s/ ROBERT CRONIN
    ---------------------       -------------------------------------
            Date                            Robert Cronin
                                President and Chief Executive Officer



      December 12, 1994                /s/ MICHAEL J. HALLORAN
    ---------------------       -------------------------------------
            Date                         Michael J. Halloran
                                       Chief Financial Officer