Form 10-Q
period 1995-01-31
WALLACE COMPUTER SERVICES INC
filed 1995-03-15
CIK 104348

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                               QUARTERLY REPORT

                     Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


              January 31, 1995                             1-6528
- --------------------------------------------   -------------------------------
       For the quarterly period ended              Commission file number


                       WALLACE COMPUTER SERVICES, INC.
   -----------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)


               Delaware                               36-2515832
- ---------------------------------------   ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)


       4600 W. Roosevelt Road, Hillside, Illinois             60162
   --------------------------------------------------   ------------------
        (Address of Principal Executive Offices)           (ZIP CODE)


           (312) 626-2000                              22,533,980
- --------------------------------------   -------------------------------------
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

                       Wallace Computer Services, Inc.                 Page 2
                                  FORM 10-Q
                 For Quarterly Period Ended January 31, 1995

                        Part I  Financial Information

Item 1.  Financial Statements
- --------------------------------------

     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations and financial position for the six months ended
     January 31, 1995, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                Wallace Computer Services, Inc. and Subsidiary
                  Consolidated Income Statement (Unaudited)

                                                 For the Six Months Ended
                                                        January 31
                                         -----------------------------------------
                                                         %                     %
                                             1995      Sales       1994      Sales
                                         -------------------   -------------------
Net Sales                                $334,518,000  100.0   $297,632,000  100.0

Cost and Expenses
  Cost of goods sold (Note 1)             215,315,000   64.4    185,881,000   62.4
  Selling and administrative expenses      63,174,000   18.9     59,411,000   20.0
  Provision for depreciation and
    amortization                           17,824,000    5.3     16,112,000    5.4
                                         ------------  -----   ------------  -----
    Total costs and expenses             $296,313,000   88.6   $261,404,000   87.8
                                         ------------  -----   ------------  -----
  Operating Income                         38,205,000   11.4     36,228,000   12.2
                                         ------------  -----   ------------  -----
  Interest income                          (1,984,000)  (0.6)    (1,624,000)  (0.5)
  Interest expense                            694,000    0.2        631,000    0.2
                                         ------------  -----   ------------  -----
  Income before Income Taxes               39,495,000   11.8     37,221,000   12.5
  Provision for Income Taxes               14,416,000    4.3     13,400,000    4.5
                                         ------------  -----   ------------  -----
    Net Income before Accounting Change   $25,079,000    7.5    $23,821,000    8.0
  Accounting Change, net of tax (Note 3)            0    0.0        663,000    0.2
                                         ------------  -----   ------------  -----
    Net Income after Accounting Change    $25,079,000    7.5    $24,484,000    8.2
                                         ============  =====   ============  =====
Net Income per Share                            $1.12                 $1.11
                                                =====                 =====
Average Common Shares Outstanding          22,419,000            22,100,000
                                         ============          ============
Dividends Declared Per Share                    $0.37                 $0.32
                                                =====                 =====

The accompanying notes are an integral part of this statement.

                      Wallace Computer Services, Inc.                 Page 3
                                 FORM 10-Q
                For Quarterly Period Ended January 31, 1995

              Wallace Computer Services, Inc. and Subsidiary
                Consolidated Income Statement (Unaudited)

                                                 For the Three Months Ended
                                                         January 31
                                         -----------------------------------------
                                                         %                     %
                                             1995      Sales       1994      Sales
                                         -------------------   -------------------
Net Sales                                $176,165,000  100.0   $153,122,000  100.0

Cost and Expenses
  Cost of goods sold (Note 1)             113,695,000   64.5     95,246,000   62.2
  Selling and administrative expenses      32,913,000   18.7     30,130,000   19.7
  Provision for depreciation and
    amortization                            9,060,000    5.1      8,222,000    5.4
                                         ------------  -----   ------------  -----
    Total costs and expenses             $155,668,000   88.4   $133,598,000   87.2
                                         ------------  -----   ------------  -----
  Operating Income                         20,497,000   11.6     19,524,000   12.8
                                         ------------  -----   ------------  -----
  Interest income                            (963,000)  (0.5)      (826,000)  (0.5)
  Interest expense                            300,000    0.2        297,000    0.2
                                         ------------  -----   ------------  -----
  Income before Income Taxes               21,160,000   12.0     20,053,000   13.1
  Provision for Income Taxes                7,724,000    4.4      7,220,000    4.7
                                         ------------  -----   ------------  -----
    Net Income                            $13,436,000    7.6    $12,833,000    8.4
                                         ============  =====   ============  =====
Net Income per Share                            $0.60                 $0.58
                                                =====                 =====
Average Common Shares Outstanding          22,443,000            22,135,000
                                         ============           ===========
Dividends Declared Per Share                    $0.37                 $0.32
                                                =====                 =====

The accompanying notes are an integral part of this statement.

               Wallace Computer Services, Inc. and Subsidiary         Page 4
                         Consolidated Balance Sheet

                                               January 31, 1995  July 31, 1994
                                                  (Unaudited)      (Audited)
                                               ----------------  -------------
Assets
Current Assets
  Cash and Cash Equivalents                          $6,322,000    $17,587,000
  Short-term Investments (Note 3)                    42,562,000     59,411,000
  Accounts Receivable                               124,784,000     97,160,000
  Less-Allowance for Doubtful Accounts                2,341,000      1,982,000
                                                   ------------   ------------
    Net Receivables                                 122,443,000     95,178,000
  Inventories (Note 1)                               73,616,000     69,543,000
  Advances and Prepaid Expenses                       7,877,000      6,507,000
                                                   ------------   ------------
    Total Current Assets                            252,820,000    248,226,000
                                                   ------------   ------------
Property, Plant and Equipment, at Cost              460,722,000    432,244,000
Less-Reserves for Depreciation and Amortization     215,189,000    199,382,000
                                                   ------------   ------------
  Net Property, Plant and Equipment                 245,533,000    232,862,000
                                                   ------------   ------------
Intangible Assets Arising from Acquisitions          18,462,000     15,779,000
Cash Surrender Value of Life Insurance               22,136,000     21,530,000
Other Assets                                         21,372,000     20,195,000
                                                   ------------   ------------
  Total Assets                                     $560,323,000   $538,592,000
                                                   ============   ============
Liabilities and Stockholders' Equity
Current Portion of Long-Term Debt                    $3,186,000     $6,110,000
Accounts Payable                                     31,576,000     24,009,000
Accrued Salaries, Wages and Profit Sharing           29,645,000     32,789,000
Accrued Income Taxes                                  1,326,000      1,886,000
                                                   ------------   ------------
  Total Current Liabilities                          65,733,000     64,794,000
                                                   ------------   ------------
Long-Term Debt                                       23,600,000     23,500,000
Deferred Income Taxes                                21,414,000     22,183,000
Deferred Compensation and Retirement Benefits        19,947,000     17,976,000
Stockholders' Equity
  Common Stock (Note 2)
  Outstanding-22,533,980 shares at January 31,
    1995 and 22,393,353 shares at July 31, 1994      22,534,000     22,393,000
  Additional Capital                                 41,730,000     38,553,000
  Retained Earnings                                 365,959,000    349,193,000
  Unrealized Loss on Securities (Note 3)               (594,000)             0
                                                   ------------   ------------
  Total Stockholders' Equity                        429,629,000    410,139,000
                                                   ------------   ------------
Total Liabilities and Stockholders' Equity         $560,323,000   $538,592,000
                                                   ============   ============

The accompanying notes are an integral part of this statement.
               Wallace Computer Services, Inc. and Subsidiary         Page 5
              Consolidated Statement of Cash Flows (Unaudited)

                                                    For the Six Months Ended
                                                           January 31
                                                   ---------------------------
                                                       1995           1994
                                                   ------------   ------------
Cash Flows from Operating Activities:
  Net income from operations before cumulative
    effect of accounting changes                    $25,079,000    $23,821,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                  17,824,000     16,112,000
      Deferred taxes                                 (1,306,000)       718,000
      (Gain)/loss on disposal of property                10,000          6,000
  Changes in assets and liabilities
      Accounts receivable                           (26,353,000)    (7,682,000)
      Inventories                                    (3,915,000)     5,238,000
      Advances and prepaid expenses                    (737,000)    (1,916,000)
      Other assets                                   (4,022,000)    (4,161,000)
      Accounts payable and other liabilities          2,706,000     (9,755,000)
      Accrued income taxes                             (560,000)     1,352,000
      Deferred compensation and
        retirement benefits                           1,971,000      1,528,000
                                                   ------------   ------------
  Net cash provided by operating activities          10,697,000     25,261,000
                                                   ------------   ------------
Cash Flows from Investing Activities:
  Capital expenditures                              (25,087,000)   (17,008,000)
  Short-term investments                             16,849,000      6,453,000
  Proceeds from disposal of property                     26,000         50,000
  Unrealized loss on securities (Note 3)               (594,000)             0
  Purchase of First Electronic Forms                          0     (2,700,000)
  Purchase of Lampro Graphics                        (4,911,000)             0
                                                   ------------   ------------
  Net cash used in investing activities             (13,717,000)   (13,205,000)
                                                   ------------   ------------
Cash Flows from Financing Activities:
  Proceeds from issuance of treasury stock            3,318,000      3,724,000
  Cash dividends paid                                (7,727,000)    (6,731,000)
  Amounts paid on long-term debt                     (3,129,000)      (198,000)
  Proceeds from issuance of short-term debt           4,829,000              0
  Proceeds from issuance of long-term debt              100,000              0
  Retirement of short-term and acquired debt         (6,474,000)             0
  Proceeds from construction funds
    held by trustee                                     838,000              0
                                                   ------------   ------------
  Net cash used in financing activities              (8,245,000)    (3,205,000)
                                                   ------------   ------------
Net changes in cash and cash equivalents            (11,265,000)     8,851,000
Cash and cash equivalents at beginning of year       17,587,000      7,107,000
                                                   ------------   ------------
Cash and cash equivalents at January 31              $6,322,000    $15,958,000
                                                   ============   ============
Supplemental Disclosure:
  Interest paid (net of interest capitalized)       $   (53,000)   $   177,000
  Income taxes paid (net of refunds received)        16,711,000     11,148,000

The accompanying notes are an integral part of this statement.

               Wallace Computer Services, Inc. and Subsidiary         Page 6
                 Notes to Consolidated Financial Statements
                              January 31, 1995
                                (Unaudited)

Note 1 - Inventories

     Inventories at January 31, 1995 and July 31, 1994 were as follows:

                                   January 31, 1995   July 31, 1994
                                   ----------------   -------------
       Raw materials                    $27,205,000     $22,221,000
       Work in process                      305,000       1,614,000
       Finished products                 46,106,000      45,708,000
                                       ------------    ------------
                                        $73,616,000     $69,543,000
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

Note 2 - Stock Options

     As of January 31, 1995, options to purchase 427,059 shares of common stock were outstanding and 1,111,353 shares of common stock were available for future grants under the Company's Stock Option and Employee Stock
     Purchase Plans. At the annual meeting of stockholders held on November 9, 1994, the number of shares of common stock available for future grants under the Company's Stock Option and Employee Stock
     Purchase Plans was increased by 500,000.

     The Company has authorized 50,000,000 shares of common stock and has issued 22,796,176.  Of these shares, 986,780 have been repurchased and
     724,584 have been reissued under the Employee Stock Purchase Plan and through the exercise of stock options.  The number of shares held in treasury at January 31, 1995 is 262,196.  At July 31, 1994,  22,796,176
     shares had been issued of which 986,780 had been repurchased and 583,957 have been reissued.  The number of shares held in treasury at
     July 31, 1994 was 402,823.

Note 3 - Changes in Accounting

     In the first quarter ended October 31, 1993, the Company adopted
     Statement of Financial Accounting Standards No. 106 (SFAS 106),
     "Employers' Accounting for Post-Retirement Benefits Other than Pensions", and Statement of Financial Accounting Standards No. 109 (SFAS 109),
     "Accounting for Income Taxes."

     Effective August 1, 1994, the Company adopted Statement of Financial
     Accounting Standards No. 115 (SFAS 115), "Accounting for Certain
     Investments in Debt and Equity Securities." SFAS No. 115 requires securities that are available-for-sale be carried at fair value, with changes in net unrealized gains and losses recorded as a separate component of shareholders' equity. Previously, fixed income securities classified as available-for-sale were carried at the lower of amortized cost or fair value, determined in the aggregate. The adoption of this statement had no impact on net

                    Wallace Computer Services, Inc.              Page 7
                               FORM 10-Q
              For Quarterly Period Ended January 31, 1995

Note 3 - Accounting Change (continued)

     income, but decreased shareholders' equity by $594,000 at January 31, 1995 (net of tax).

     The amortized cost and market value of investments as of adoption on August 1, 1994, and as of January 31, 1995 were as follows:

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
                                          =========== =========== =========== ===========

     January 31, 1995                      Amortized     Unrealized Holding      Market
     ----------------                        Cost        Gains      Losses       Value
                                          ----------- ----------- ----------- -----------
     Available-for-Sale
       State, Municipal & Other Govt Debt $25,133,000     $67,000    $159,000 $25,041,000
       Equity                              13,414,000      79,000     972,000  12,521,000
     Held-to-Maturity
       State, Municipal & Other Govt Debt   5,000,000           0           0   5,000,000
                                          ----------- ----------- ----------- -----------
         Total Short-term Investments     $43,547,000    $146,000  $1,131,000 $42,562,000
                                          =========== =========== =========== ===========
     Long-term Available-for-Sale
       Equity                              $1,992,000          $0          $0 $1,992,000
                                          =========== =========== =========== ==========

     Short-term investments were carried at amortized cost at July 31, 1994. Maturities for all debt securities classified as short-term are less than one year. The long-term investment is included in the 'Other Assets' section of the balance sheet.

     In the first half ended January 31, 1995, proceeds on the sale of available-for-sale securities were $451,000, with gross realized losses of $49,000. The amortized cost of these securities was based on specific identification. No securities during the period were classified as trading securities. The change in net unrealized loss on available-for-sale securities from August 1, 1994 to January 31, 1995 was $160,000 (net of tax).

     There have been no sales of held-to-maturity securities other than at their maturity date.

                      Wallace Computer Services, Inc.                Page 8
                                 FORM 10-Q
                For Quarterly Period Ended January 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- ---------------------------------------------------------------------

     Results of Operations
     ---------------------------

     There have been no material changes in financial condition since our preceding fiscal year which ended July 31, 1994.

     For the three month period ended January 31, 1995, net sales increased 15.0% to $176,165,000. Net income for the second quarter increased 4.7% to $13,436,000 or 60 cents per share, from $12,833,000 or 58 cents per share in fiscal 1994. Pretax income for the quarter was up by $1,107,000 or 5.5%.

     For the six month period ended January 31, 1995, net sales increased
     12.4% to $334,518,000. Net income before accounting changes for the first half increased 5.3% to $25,079,000 or $1.12 per share, from $23,821,000 or $1.08 per share in fiscal 1994. Pretax income excluding accounting changes for the half was up by $2,274,000 or 6.1%.

     Cost of goods sold represented 64.5% of sales versus 62.2% in the second quarter of fiscal 1994. The second quarter of fiscal 1995 includes a LIFO charge of approximately $2.3 million or 6.7 cents per share as a result of higher paper costs. Cost of goods sold for the first half was 64.4% in fiscal 1995 versus 62.4% in fiscal 1994. Total LIFO charges for the first half were $3.6 million or 10.3 cents per share. There was no LIFO provision made during the first half of fiscal 1994.

     Selling and administrative expenses were 18.7% of sales versus 19.7% in the second quarter last year. For the first half of fiscal 1995, expenses are 18.9% of sales versus 20.0% in fiscal 1994.

     The provision for depreciation and amortization is up 10.6% in the first half from fiscal 1994. This increase is the result of the company's continued reinvestment in capital resources and system development.

     Interest income for the first half increased by $360,000 or 22.2% from the same period one year ago. The increase in interest income is due to generally higher interest rates. Interest expense, which is shown net of capitalized interest, increased $63,000 or 10.0% between years. Increased interest expense is attributable to higher interest rates on our variable rate Industrial Revenue Bonds, and from the addition of an IRB for the new Lebanon facility.

     Operating income for the quarter was up $973,000 or 5.0%. For the first half, operating income was up $1,977,000 or 5.5%. For fiscal 1995 this represents 11.4% to sales versus 12.2% for fiscal 1994.

     Liquidity and Capital Resources
     -----------------------------------------

     Working capital increased by $3,655,000 from July 31, 1994, with a current ratio of 3.8 at January 31, 1995. Long-term debt includes $23,500,000 of industrial revenue bonds at rates ranging from 3.75% to 3.9%. Long-term debt currently represents 5.2% of total capitalization.

                      Wallace Computer Services, Inc.                Page 9
                                 FORM 10-Q
                For Quarterly Period Ended January 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
- ---------------------------------------------------------------------

     Liquidity and Capital Resources (continued)
     -------------------------------------------------------

     Capital expenditures for the first six months totaled $25,087,000. For the full fiscal year, we project expenditures of $50.0 million, which will be financed through internally generated funds and by the Industrial Revenue Bond for our Lebanon facility.

     Stockholders' equity increased by 4.8% to $429.6 million at January 31, 1995. Since October 1992, the Company has repurchased 964,150 shares of common stock at an average price of $25.86, or $24,932,000. Of these shares, 617,124 were reissued to employees under the Employee Stock Purchase Plan, and 107,460 were issued through the exercise of stock options. The Company's authorization to repurchase additional shares expired on July 31, 1993.

     The current portion of long-term debt includes debt assumed in connection with the acquisition of MGI Companies and Evergreen Realty. The final payment on current debt of $2,959,000 was paid in December 1994. The final payment on $2,981,000 is due in July 1995.

     Cash balances remain adequate to fund current operations. We do not anticipate a need to borrow funds in the near future.

     Current inventory levels are in-line with the inventory levels necessary to satisfy customer demand. We anticipate having adequate sources of supply of raw materials to meet the future requirements of our business.

     Common Stock
     -------------------

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


                          Part II  Other Information
                      ----------------------------------

Items 1 thru 6.          None
- ------------------

                                                                   Page 10
                      Wallace Computer Services, Inc.
                                 FORM 10-Q
                For Quarterly Period Ended January 31, 1995


                                 SIGNATURES
                            --------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             WALLACE COMPUTER SERVICES, INC.





     February 28, 1995                    /s/ ROBERT CRONIN
   ---------------------      -----------------------------------------
           Date                             Robert Cronin
                                President and Chief Executive Officer



     February 28, 1995                 /s/ MICHAEL J. HALLORAN
   ---------------------      -----------------------------------------
           Date                          Michael J. Halloran
                                       Chief Financial Officer