Form 10-Q
period 1995-04-30
WALLACE COMPUTER SERVICES INC
filed 1995-06-13
CIK 104348

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                              QUARTERLY REPORT

                     Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


               April 30, 1995                              1-6528
- --------------------------------------------   -------------------------------
       For the quarterly period ended              Commission file number


                       WALLACE COMPUTER SERVICES, INC.
   -----------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)


               Delaware                               36-2515832
- ---------------------------------------   ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)


        4600 W. Roosevelt Road, Hillside, Illinois             60162
   ----------------------------------------------------   -----------------
         (Address of Principal Executive Offices)            (ZIP CODE)


            (312) 626-2000                             22,534,380
- --------------------------------------   -------------------------------------
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

                        Wallace Computer Services, Inc.                   Page 2
                                  FORM 10-Q
                   For Quarterly Period Ended April 30, 1995

                         Part I  Financial Information

Item 1.  Financial Statements
- --------------------------------------

     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations and financial position for the nine months ended April 30, 1995, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                Wallace Computer Services, Inc. and Subsidiary
                  Consolidated Income Statement (Unaudited)

                                                For the Nine Months Ended
                                                         April 30
                                         -----------------------------------------
                                                         %                     %
                                             1995      Sales       1994      Sales
                                         ------------  -----   ------------  -----
Net Sales                                $514,637,000  100.0   $439,104,000  100.0

Cost and Expenses
  Cost of goods sold (Note 1)             328,070,000   63.7    271,495,000   61.8
  Selling and administrative expenses      98,607,000   19.2     89,507,000   20.4
  Provision for depreciation and
    amortization                           27,245,000    5.3     24,423,000    5.6
                                         ------------  -----   ------------  -----
    Total costs and expenses             $453,922,000   88.2   $385,425,000   87.8
                                         ------------  -----   ------------  -----
  Operating Income                         60,715,000   11.8     53,679,000   12.2
                                         ------------  -----   ------------  -----
  Interest income                          (2,747,000)  (0.5)    (2,557,000)  (0.6)
  Interest expense                          1,030,000    0.2        928,000    0.2
                                         ------------  -----   ------------  -----
  Income before Income Taxes               62,432,000   12.1     55,308,000   12.6
  Provision for Income Taxes               22,902,000    4.4     19,911,000    4.5
                                         ------------  -----   ------------  -----
    Net Income before Accounting Change   $39,530,000    7.7    $35,397,000    8.1
  Accounting Change, net of tax (Note 3)            0    0.0        663,000    0.2
                                         ------------  -----   ------------  -----
    Net Income after Accounting Change    $39,530,000    7.7    $36,060,000    8.2
                                         ============  =====   ============  =====
Net Income per Share                            $1.76                 $1.63
                                                =====                 =====
Average Common Shares Outstanding          22,457,000            22,152,000
                                         ============          ============
Dividends Declared Per Share                   $0.555                 $0.48
                                               ======                 =====

The accompanying notes are an integral part of this statement.

                       Wallace Computer Services, Inc.                  Page 3
                                  FORM 10-Q
                  For Quarterly Period Ended April 30, 1995

               Wallace Computer Services, Inc. and Subsidiary
                 Consolidated Income Statement (Unaudited)

                                              For the Three Months Ended
                                                       April 30
                                      -----------------------------------------
                                                      %                   %
                                          1995      Sales       1994    Sales
                                      -------------------   -------------------
Net Sales                             $180,119,000  100.0   $141,472,000  100.0

Cost and Expenses
  Cost of goods sold (Note 1)          112,755,000   62.6     85,614,000   60.5
  Selling and administrative expenses   35,433,000   19.7     30,096,000   21.3
  Provision for depreciation and
    amortization                         9,421,000    5.2      8,311,000    5.9
                                      ------------  -----   ------------  -----
    Total costs and expenses          $157,609,000   87.5   $124,021,000   87.7
                                      ------------  -----   ------------  -----
  Operating Income                      22,510,000   12.5     17,451,000   12.3
                                      ------------  -----   ------------  -----
  Interest income                         (763,000)  (0.4)      (933,000)  (0.7)
  Interest expense                         336,000    0.2        297,000    0.2
                                      ------------  -----   ------------  -----
  Income before Income Taxes            22,937,000   12.7     18,087,000   12.8
  Provision for Income Taxes             8,487,000    4.7      6,511,000    4.6
                                      ------------  -----   ------------  -----
    Net Income                         $14,450,000    8.0    $11,576,000    8.2
                                      ============  =====   ============  =====
Net Income per Share                         $0.64                 $0.52
                                             =====                 =====
Average Common Shares Outstanding       22,534,000            22,260,000
                                      ============          ============
Dividends Declared Per Share                $0.185                 $0.16
                                            ======                 =====

The accompanying notes are an integral part of this statement.

                                                                        Page 4
                Wallace Computer Services, Inc. and Subsidiary
                          Consolidated Balance Sheet

                                                 April 30, 1995  July 31, 1994
                                                   (Unaudited)     (Audited)
                                                 --------------  -------------
Assets
Current Assets
  Cash and Cash Equivalents                          $4,082,000    $17,587,000
  Short-term Investments (Note 3)                    33,837,000     59,411,000
  Accounts Receivable                               126,797,000     97,160,000
  Less-Allowance for Doubtful Accounts                2,809,000      1,982,000
                                                   ------------   ------------
    Net Receivables                                 123,988,000     95,178,000
  Inventories (Note 1)                               83,256,000     69,543,000
  Advances and Prepaid Expenses                       8,571,000      6,507,000
                                                   ------------   ------------
    Total Current Assets                            253,734,000    248,226,000
                                                   ------------   ------------
Property, Plant and Equipment, at Cost              475,615,000    432,244,000
Less-Reserves for Depreciation and Amortization     222,825,000    199,382,000
                                                   ------------   ------------
  Net Property, Plant and Equipment                 252,790,000    232,862,000
                                                   ------------   ------------
Intangible Assets Arising from Acquisitions          26,742,000     15,779,000
Cash Surrender Value of Life Insurance               26,615,000     21,530,000
Other Assets                                         23,136,000     20,195,000
                                                   ------------   ------------
  Total Assets                                     $583,017,000   $538,592,000
                                                   ============   ============
Liabilities and Stockholders' Equity
Current Portion of Long-Term Debt                    $3,171,000     $6,110,000
Accounts Payable                                     36,434,000     24,009,000
Accrued Salaries, Wages and Profit Sharing           33,036,000     32,789,000
Accrued Income Taxes                                    901,000      1,886,000
                                                   ------------   ------------
  Total Current Liabilities                          73,542,000     64,794,000
                                                   ------------   ------------
Long-Term Debt                                       25,600,000     23,500,000
Deferred Income Taxes                                22,612,000     22,183,000
Deferred Compensation and Retirement Benefits        20,916,000     17,976,000
Stockholders' Equity
  Common Stock (Note 2)
  Outstanding-22,534,380 shares at April 30, 1995
    and 22,393,353 shares at July 31, 1994           22,534,000     22,393,000
  Additional Capital                                 41,742,000     38,553,000
  Retained Earnings                                 376,240,000    349,193,000
  Unrealized Loss on Securities (Note 3)               (169,000)             0
                                                   ------------   ------------
  Total Stockholders' Equity                        440,347,000    410,139,000
                                                   ------------   ------------
Total Liabilities and Stockholders' Equity         $583,017,000   $538,592,000
                                                   ============   ============

The accompanying notes are an integral part of this statement.
                Wallace Computer Services, Inc. and Subsidiary          Page 5
               Consolidated Statement of Cash Flows (Unaudited)

                                                     For the Nine Months Ended
                                                             April 30
                                                    ---------------------------
                                                        1995           1994
                                                    ------------   ------------
Cash Flows from Operating Activities:
  Net income from operations before cumulative
    effect of accounting changes                     $39,530,000    $35,397,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   27,245,000     24,423,000
      Deferred taxes                                    (107,000)     1,562,000
      (Gain)/loss on disposal of property                 15,000         58,000
  Changes in assets and liabilities
      Accounts receivable                            (27,161,000)    (2,482,000)
      Inventories                                    (12,953,000)     1,502,000
      Advances and prepaid expenses                     (831,000)    (1,582,000)
      Other assets                                   (11,527,000)    (7,619,000)
      Accounts payable and other liabilities          10,197,000         78,000
      Accrued income taxes                              (985,000)     1,273,000
      Deferred compensation and retirement benefits    2,940,000      2,312,000
                                                    ------------   ------------
  Net cash provided by operating activities           26,363,000     54,922,000
                                                    ------------   ------------
Cash Flows from Investing Activities:
  Capital expenditures                               (38,364,000)   (26,191,000)
  Short-term investments                              25,574,000    (10,920,000)
  Proceeds from disposal of property                      23,000        253,000
  Unrealized loss on securities (Note 3)                (169,000)             0
  Other capital investments including acquisitions   (17,017,000)    (2,700,000)
                                                    ------------   ------------
  Net cash used in investing activities              (29,953,000)   (39,558,000)
                                                    ------------   ------------
Cash Flows from Financing Activities:
  Proceeds from issuance of treasury stock             3,330,000      4,330,000
  Cash dividends paid                                (11,896,000)   (10,291,000)
  Amounts paid on long-term debt                      (3,144,000)      (299,000)
  Proceeds from issuance of short-term debt            4,829,000              0
  Proceeds from issuance of long-term debt             2,100,000              0
  Retirement of short-term and acquired debt          (6,474,000)             0
  Proceeds from construction funds held by trustee     1,340,000              0
                                                    ------------   ------------
  Net cash used in financing activities               (9,915,000)    (6,260,000)
                                                    ------------   ------------
Net changes in cash and cash equivalents             (13,505,000)     9,104,000
Cash and cash equivalents at beginning of year        17,587,000      7,107,000
                                                    ------------   ------------
Cash and cash equivalents at April 30                 $4,082,000    $16,211,000
                                                    ============   ============
Supplemental Disclosure:
  Interest paid (net of interest capitalized)        $   302,000    $   168,000
  Income taxes paid (net of refunds received)         25,204,000     18,023,000

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiary          Page 6
                  Notes to Consolidated Financial Statements
                                April 30, 1995
                                  (Unaudited)

Note 1 - Inventories

     Inventories at April 30, 1995 and July 31, 1994 were as follows:

                                    April 30, 1995   July 31, 1994
                                    --------------   -------------
       Raw materials                   $26,064,000     $22,221,000
       Work in process                     500,000       1,614,000
       Finished products                56,692,000      45,708,000
                                      ------------    ------------
                                       $83,256,000     $69,543,000
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

Note 2 - Stock Options

     As of April 30, 1995, options to purchase 431,659 shares of common stock were outstanding and 1,106,353 shares of common stock were available for future grants under the Company's Stock Option and Employee Stock Purchase Plans. At the annual meeting of stockholders held on November 9, 1994, the number of shares of common stock available for future grants under the Company's Stock Option and Employee Stock Purchase Plans was increased by 500,000.

     The Company has authorized 50,000,000 shares of common stock and has issued 22,796,176. Of these shares, 986,780 have been repurchased and 724,984 have been reissued under the Employee Stock Purchase Plan and through the exercise of stock options. The number of shares held in treasury at April 30, 1995 is 261,796. At July 31, 1994, 22,796,176 shares had been issued of which 986,780 had been repurchased and 583,957 have been reissued. The number of shares held in treasury at July 31, 1994 was 402,823. The Company's authorization to repurchase additional shares expired on July 31, 1993.

Note 3 - Changes in Accounting

     In the first quarter ended October 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Post-Retirement Benefits Other than Pensions", and Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes."

     Effective August 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires securities that are available-for-sale be carried at fair value, with changes in net unrealized gains and losses recorded as a separate component of shareholders' equity. Previously, fixed income securities classified as available-for-sale were carried at the lower of amortized cost

                       Wallace Computer Services, Inc.                  Page 7
                                  FORM 10-Q
                  For Quarterly Period Ended April 30, 1995

Note 3 - Changes in Accounting (continued)

     or fair value, determined in the aggregate. The adoption of this statement had no impact on net income, but decreased shareholders' equity by $169,000 at April 30, 1995 (net of tax).

     The amortized cost and market value of investments as of adoption on August 1, 1994, and as of April 30, 1995 were as follows:

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
                                          =========== =========== =========== ===========

     April 30, 1995                        Amortized     Unrealized Holding      Market
     ------------------                      Cost        Gains      Losses       Value
                                          ----------- ----------- ----------- -----------
     Available-for-Sale
       State, Municipal & Other Govt Debt $21,135,000    $131,000     $34,000 $21,232,000
       Equity                              12,984,000      94,000     473,000  12,605,000
     Held-to-Maturity
       State, Municipal & Other Govt Debt           0           0           0           0
                                          ----------- ----------- ----------- -----------
         Total Short-term Investments     $34,119,000    $225,000    $507,000 $33,837,000
                                          =========== =========== =========== ===========
     Long-term Available-for-Sale
       Equity                              $1,992,000          $0          $0  $1,992,000
                                          =========== =========== =========== ===========

     Short-term investments were carried at amortized cost at July 31, 1994. Maturities for all debt securities classified as short-term are less than one year. The long-term investment is included in the 'Other Assets' section of the balance sheet.

     For the nine months ended April 30, 1995, proceeds on the sale of available-for-sale securities were $5,555,000, with gross realized losses of $20,000. The amortized cost of these securities was based on specific identification. No securities during the period were classified as trading

                        Wallace Computer Services, Inc.                 Page 8
                                   FORM 10-Q
                   For Quarterly Period Ended April 30, 1995

Note 3 - Changes in Accounting (continued)

     securities. The net unrealized loss on available-for-sale securities has decreased by $265,000 (net of tax) from August 1, 1994 to April 30, 1995.

     There have been no sales of held-to-maturity securities other than at their maturity date.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
- ------------------------------------------------------------

     Results of Operations
     --------------------------

     There have been no material changes in financial condition since our preceding fiscal year which ended July 31, 1994.

     For the three month period ended April 30, 1995, net sales increased 27.3% to $180,119,000. Net income for the third quarter increased 24.8% to $14,450,000 or 64 cents per share, from $11,576,000 or 52 cents per share in fiscal 1994. Pretax income for the quarter was up by $4,850,000 or 26.8%.

     For the nine month period ended April 30, 1995, net sales increased 17.2% to $514,637,000. Net income before accounting changes for the three quarters increased 11.7% to $39,530,000 or $1.76 per share, from $35,397,000 or $1.60 per share in fiscal 1994. Pretax income excluding accounting changes for the three quarters was up by $7,124,000 or 12.9%.

     Cost of goods sold represented 62.6% of sales versus 60.5% in the third quarter of fiscal 1994. The third quarter of fiscal 1995 includes a LIFO charge of $2,984,000 or 8.4 cents per share as a result of higher paper costs. Cost of goods sold for the three quarters was 63.7% in fiscal 1995 versus 61.8% in fiscal 1994. Total LIFO charges for the three quarters were $6,633,000 or 18.7 cents per share. The LIFO charge for the first three quarters of fiscal 1994 was $297,000.

     Selling and administrative expenses were 19.7% of sales versus 21.3% in the third quarter last year. For the three quarters of fiscal 1995, expenses are 19.2% of sales versus 20.4% in fiscal 1994.

     The provision for depreciation and amortization is up 11.6% in the first three quarters from fiscal 1994. This increase is the result of the company's continued reinvestment in capital resources and system development.

     Interest income for the first nine months increased by $190,000 or 7.4% from the same period one year ago. The increase in interest income is due to generally higher interest rates. The decrease in interest income in the third quarter of $170,000 is due to the decrease in cash and investments from last fiscal year, which is attributable to continued capital investments and acquisition activity. Interest expense, which is shown net of capitalized interest, increased $102,000 or 11.0% between years. Increased interest expense is attributable to higher interest

                        Wallace Computer Services, Inc.                 Page 9
                                   FORM 10-Q
                   For Quarterly Period Ended April 30, 1995

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)
- ------------------------------------------------------------

     Results of Operations (continued)
     -----------------------------------------

     rates on our variable rate Industrial Revenue Bonds.

     Operating income for the quarter was up $5,059,000 or 29.0%. For the first nine months, operating income was up $7,036,000 or 13.1%. For fiscal 1995 this represents 11.8% to sales versus 12.2% for fiscal 1994.

     Effective February 1, 1995, the Company increased its effective tax rate from 36.5% to 37.0%, principally due to interest on tax-exempt investments being lower than expected.

     Liquidity and Capital Resources
     ---------------------------------------

     Working capital decreased by $3,240,000 from July 31, 1994, with a current ratio of 3.5 at April 30, 1995. Long-term debt includes $23,500,000 of industrial revenue bonds at rates ranging from 4.75% to 4.85%, as well as $2,100,000 related to acquisitions made in the current fiscal year. Long-term debt currently represents 5.5% of total capitalization.

     Capital expenditures for the first nine months totaled $38,364,000. For the full fiscal year, we project expenditures of $50.0 million, which will be financed through internally generated funds and by the Industrial Revenue Bond for our Lebanon facility.

     Stockholders' equity increased by 7.4% to $440.3 million at April 30, 1995.

     The current portion of long-term debt includes debt assumed in connection with the acquisition of MGI Companies and Evergreen Realty in 1991. A final payment on current debt of $2,959,000 was made in December 1994.
     An additional payment of $2,980,000 has been made in May 1995 to retire the last of the assumed debt.

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

                        Wallace Computer Services, Inc.                Page 10
                                   FORM 10-Q
                   For Quarterly Period Ended April 30, 1995

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)
- ------------------------------------------------------------

     Other
     -------

     On November 29, 1994, we completed the acquisition of the assets of Lampro Graphics, Inc. This acquisition was a cash transaction and will be accounted for using the purchase method. The acquisition is not expected to materially impact the Company's results for fiscal 1995.

     On April 19, 1995, we completed the acquisition of the assets of Retterbush and Sauer Label Corporation. The acquisition was a cash transaction and will be accounted for using the purchase method. The acquisition is not expected to materially impact the Company's results for fiscal 1995.

                         Part II  Other Information
                      --------------------------------

Items 1 through 6.    None
- ------------------

                                                                       Page 11
                        Wallace Computer Services, Inc.
                                   FORM 10-Q
                   For Quarterly Period Ended April 30, 1995


                                   SIGNATURES
                               ------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              WALLACE COMPUTER SERVICES, INC.





         June 7, 1995                   /s/ ROBERT CRONIN
     --------------------     -------------------------------------
             Date                         Robert Cronin
                              President and Chief Executive Officer



         June 7, 1995                /s/ MICHAEL J. HALLORAN
     --------------------     -------------------------------------
             Date                      Michael J. Halloran
                                     Chief Financial Officer