Form 10-K405
period 1995-07-31
WALLACE COMPUTER SERVICES INC
filed 1995-10-27
CIK 104348

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the fiscal year ended July 31, 1995      Commission File Number 1-6528

                         Wallace Computer Services, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                           36-2515832
         --------                                           ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

4600 W. Roosevelt Road   Hillside, Illinois                  60162
-------------------------------------------                  -----
(Address of principal executive offices)                   (Zip Code)

     Registrant's telephone number, including area code:    (312) 626-2000
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which registered
     -------------------           -----------------------------------------
Common Stock, $1.00 par value                New York Stock Exchange
Series A Preferred Stock Purchase Rights     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X   Yes         No
                                          ----        ----
State the aggregate market value of the voting stock held by nonaffiliates of the registrant.
      $1,336,848,720 (BASED ON THE OCTOBER 12, 1995, CLOSING PRICE OF THESE SHARES ON THE NEW YORK STOCK EXCHANGE)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
     AS OF OCTOBER 12, 1995, 22,706,560 SHARES OF COMMON STOCK WERE OUTSTANDING.

Documents incorporated by reference:
     1. Annual Report to Stockholders for 1995 - Parts I, II, and IV of this Form 10-K
     2.  Definitive Proxy Statement - Part III of this Form 10-K

Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                TABLE OF CONTENTS

Form 10-K
Item No.    Name of Item                                            Page
---------   ------------                                            ----
Part I

  Item 1    Business                                                  3
  Item 2    Properties                                                7
  Item 3    Legal Proceedings                                        10
  Item 4    Submission of Matters to a Vote of
            Security Holders                                         12

Part II

  Item 5    Market for the Registrant's Common Equity and
            Related Stockholder Matters                              12
  Item 6    Selected Financial Data                                  13
  Item 7    Management's Discussion and Analysis of
            Financial Condition and Results of Operations            13
  Item 8    Financial Statements and Supplementary Data              13
  Item 9    Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure                   13

Part III

  Item 10   Directors and Executive Officers of the
            Registrant                                               13
  Item 11   Executive Compensation                                   16
  Item 12   Security Ownership of Certain Beneficial
            Owners and Management                                    16
  Item 13   Certain Relationships and Related
            Transactions                                             16

Part IV

  Item 14   Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K                                  17

  Signatures                                                         27

  Exhibit Index                                                      28

 Wallace Computer Services, Inc.                                Fiscal 1995 10-K

                                     Part I

Item 1    Business
------    --------
          As used in this report, the term "Company" is used to refer to the Registrant and its wholly-owned subsidiary, Visible Computer Supply Corporation.

          (a)  Development of Business

               The Registrant was organized in June l963 as "Wallace Business Forms, Inc.", a Delaware corporation and is the successor to an Illinois corporation known as "Wallace Press, Inc." that was merged into the Registrant in August 1963. To better reflect the nature of the Company's business, the Registrant changed its corporate name in November 1981 from "Wallace Business Forms, Inc." to "Wallace Computer Services, Inc."

          (b)  Industry Segment

               The Company is engaged predominantly in the computer services and supply industry. Wallace sells a broad line of products and services including business forms, commercial and promotional graphics printing, computer labels, machine ribbons, computer hardware and software, computer accessories, office products, and electronic forms.

          (c)  Narrative Description of Business

               (1)  Principal Products and Services

                    Principal products and services supplied by the Company include the design, manufacture and sale of both paper based and electronic business forms, industrial and consumer catalogs, directories and price lists, pressure sensitive labels, prime labels, computer and business machine ribbons, a standard line of office products forms, and direct mail promotional printing. The Company also markets computer accessory supplies, office supplies, and computer hardware and software.


                    The only class of similar products that contributed 10% or more of total sales for the past three years is printed products. The contribution of printed products to total sales was 90% for fiscal 1995, 90% for fiscal 1994, and 89% for fiscal 1993.

 Item 1    Continued
------    ----------

               (2) The principal raw material used by the Company is paper which is purchased in the open market from numerous suppliers in a variety of weights, widths, color and sizes.

                    The Company believes that it has adequate sources of supply of raw materials to meet the requirements of its business. The Company's current inventory levels are in line with the inventory levels necessary to satisfy customer demand that the Company anticipates for fiscal year 1996.

               (3) Although certain features of the Company's products and manufacturing processes are covered by owned or licensed patents, the Company does not consider patents to be critical to its business.

                    The Company believes that principal factors in its success include its engineering, manufacturing, distribution and information services capabilities, and its salesforce.

               (4) The tax forms product lines (which account for less than 2% of consolidated net sales) are sold primarily in the first six months of the Company's fiscal year.

               (5) The Company continues to maintain a strong working capital position, with a current ratio of 3.9 at July 31, 1995 (3.8 at July 31, 1994). The Company funds its operating needs through internally generated funds. The Company has not borrowed any money for working capital since 1974.

                    Business conditions require the Company to produce and store inventories to meet its customers' requirements. Custom and stock finished goods inventories are stored throughout the United States in both public and company-owned warehouses. Finished products represent 64.7% of total inventory at July 31, 1995.

                    Substantially all of the Company's sales are made on terms of Net 30 days. The accounts receivable balance at July 31, 1995, increased by 33.8%, in line with the increase in fourth quarter sales. Further information on liquidity and capital resources is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 22 of the Company's Annual Report to Stockholders for 1995, which is incorporated herein by reference.

Item 1    Continued
------    ---------

               (6) The Company is not dependent upon any one customer or a group of customers under common control. No single customer or group of customers accounts for more than 10% of consolidated net sales.

               (7) Within the computer services and supply industry, the Company sells its products through three distribution channels: 1) a direct sales force of approximately 700 employee sales representatives, 2) direct mail catalogs sent to the customer, and 3) the office products wholesaler/ dealer distribution network.

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

                    The direct mail catalog operation accounts for approximately 2% of the Company's sales. Customers are offered products through a general catalog, plus monthly flyers that offer special pricing on a limited number of products. The general catalog carries approximately 8,000 items. Most of the paper-based products in the catalog are produced by the Company. Products sold through the catalog are either drop-shipped directly from the manufacturer to the customer, or shipped from the Company's warehouses in California, Illinois, and Pennsylvania.

                    The office products wholesaler/dealer distribution network accounts for less than 13% of the Company's sales. The network is accessed through the use of the Company's direct sales force, who are paid a salary plus commissions. The wholesaler/dealer distribution network is located throughout the United States and Canada. The product line sold through the network consists mainly of office and paper products and computer supplies. The Company is also doing an increasing amount of business with the office superstores, which are estimated to control approximately one-fourth of the office products market.

Item l    Continued
------

               (8) The principal markets served by the Company are business forms, commercial printing, pressure sensitive labels, and office/computer products.

                    Within the business form market, the Company is one of the few firms in the United States that is positioned to accommodate the needs of large, forms-intensive customers with multiple locations. These customers typically require a forms vendor with the following characteristics:

                    a. sufficient forms manufacturing capacity across several
                       regions of the U.S. to satisfy their needs;

                    b. distribution capability across several regions of the
                       U.S. to deliver multiple types of forms to hundreds of locations on short notice (the consequence of a supply disruption often being the cessation of the customer's business); and

                    c. the information services capability to provide
                       centralized billing, reporting, forms management, and control for such shipments.

                    The Company is well positioned to meet customer needs in the above three respects. For many large, forms-intensive customers with multiple locations, the only acceptable vendors other than the Company are Moore Corporation Limited and The Standard Register Company.

                    The Company also sells business forms to customers that are not large, forms-intensive firms with multiple locations. These customers typically have a choice from among many different acceptable vendors, and the Company accordingly faces more competition than it does in sales to large, forms-intensive customers with multiple locations.

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

Item 1    Continued
------

                    The pressure sensitive label market is highly competitive with over 1,800 converters in the United States. This market is estimated to total approximately $2.75 billion.

                    The Company is both a manufacturer and distributor for the $30.0 billion office supplies market. The Company's sales are small in relation to the total market.

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

               (11) The total number of persons employed by the Company was
                    3,765 as of July 31, 1995.

          (d)  Foreign Operation and Export Sales

               Net sales and income derived from export sales are not material.

Item 2    Properties
------
          The Company's corporate offices are located in Hillside, Illinois, a suburb of Chicago.

          The Company believes that all of its properties are well maintained and in good operating condition.

          The following are the Company's principal properties:

                                  Approximate
                                    Square
Location                            Footage              Description
--------                            -------              -----------
Gastonia, North Carolina            120,000              Business Forms Plant
                                                         - owned by Company.

Item 2     Continued
------
                                   Approximate
                                     Square
Location                             Footage       Description
--------                             -------       -----------
Luray, Virginia                      162,300       Business Forms Plant
                                                   - owned by Company.

Marlin, Texas                        115,700       Business Forms Plant
                                                   - owned by Company.

Metter, Georgia                      126,600       Business Forms Plant
                                                   - owned by Company.

Osage, Iowa                          152,500       Business Forms Plant
                                                   - owned by Company.

San Luis Obispo,                     110,000       Business Forms Plant
  California                                       - owned by Company.

Hillside, Illinois                   206,600       Press Division Plant
                                                   and Corporate Head -
                                                   quarters (35,000
                                                   square feet)
                                                   attached to plant
                                                   - owned by Company.

Lebanon, Kentucky                     10,000       Press Division Plant
                                                   - temporary facility, lease
                                                   ending October, 1995

Bellwood, Illinois                    30,000       Engineering Facilities
                                                   - lease ending March, 1997.

Hillside, Illinois                    24,400       Additional Corporate Offices
                                                   - owned by Company.

Brenham, Texas                       128,200       Ribbon and Label
                                                   Manufacturing Plant
                                                   - owned by Company.

Streetsboro, Ohio                     80,000       Label Manufacturing
                                                   Plant - owned by
                                                   Company.

Wilson, North Carolina               127,200       Label Manufacturing
                                                   Plant - owned by
                                                   Company.

Item 2     Continued
------
                                   Approximate
                                     Square
Location                             Footage                Description
--------                             -------                -----------
Cincinnati, Ohio                      22,900                Label Manufacturing
                                                            Plant - owned by
                                                            Company.

Lodi, California                     138,100                Warehouse and
                                                            Distribution Center
                                                            and Manufacturing
                                                            Plant for the Label
                                                            and TOPS Divisions
                                                            - owned by Company.

St. Charles, Illinois                293,000                Warehouse and
                                                            Distribution Center
                                                            and Manufacturing
                                                            Plant for the
                                                            Business Forms and
                                                            TOPS Divisions -
                                                            owned by Company.

St. Charles, Illinois                 92,400                Distribution Center
                                                            and Label Manu-
                                                            facturing Plant
                                                             - owned by Company

Osage, Iowa                          104,400                TOPS Business Forms
                                                            Plant - owned by
                                                            Company.

Covington, Tennessee                 168,200                TOPS Business Forms
                                                            Plant - owned by
                                                            Company.

Allentown, Pennsylvania              101,400                Warehouse and
                                                            Distribution Center
                                                            - owned by Company.

Clinton, Illinois                    219,000                Colorforms
                                                            Manufacturing Plant
                                                            - owned by Company.

Manchester, Vermont                  162,300                Colorforms
                                                            Manufacturing Plant
                                                            - owned by Company.

Tonawanda, New York                  113,000                Colorforms
                                                            Manufacturing Plant
                                                            - owned by Company.

Elk Grove Village, Illinois          142,000                Colorforms
                                                            Manufacturing Plant
                                                            and Hardware Systems
                                                            Office
                                                            - owned by Company.

Item 2     Continued
------

Distribution warehouses and sales offices throughout the United States are leased.

Item 3    LEGAL PROCEEDINGS
------

          THE MOORE ACTION. On July 31, 1995, Moore Corporation Limited ("Moore") and FRDK, Inc. ("FRDK") commenced an action in the United States District Court for the District of Delaware by filing a complaint (the "Moore Action") against the Company and each of the directors of the Company, entitled MOORE CORPORATION LIMITED AND FRDK, INC. V. WALLACE COMPUTER SERVICES, INC., ROBERT J. CRONIN, THEODORE DIMITRIOU, FRED F. CANNING, WILLIAM N. LANE, III, NEELE E. STEARNS, JR., R. DARRELL EWERS, RICHARD F. DOYLE AND WILLIAM E. OLSEN. The Moore Action, as amended by the Amended and Supplemental Complaint filed on October 17, 1995, asserts, among other things, that the use of certain anti-takeover devices and other defensive measures by the Company is not proportionate nor within the range of reasonable responses to the tender offer made by FRDK, a wholly owned subsidiary of Moore, to purchase all outstanding shares of common stock of the Company, together with associated preferred stock purchase rights (the "Rights") issued pursuant to the Rights Agreement, dated as of March 14, 1990 (the "Rights Agreement"), at a price of $60.00, net to the seller in cash (the "Offer"), and is in breach of the directors' fiduciary duties to the Company's stockholders. The Moore Action also asserts that the Offer and a merger with FRDK or another wholly owned subsidiary of Moore (the "Proposed Merger") and proxy solicitation comply or will comply with all applicable laws and other obligations and seeks a declaratory judgment that the Offer and the Proposed Merger and proxy solicitation comply with all applicable laws and other obligations. The Moore Action seeks: (i) preliminary and permanent injunctive relief prohibiting the Company, its directors, officers and certain other related parties from taking steps to impede the ability of the Company's stockholders to consider and make their own determination as to whether to accept the terms of the Offer or give or withhold consent to the terms of the proxy solicitation, or taking any other action to thwart or interfere with the Offer, the Proposed Merger or the proxy solicitation; (ii)(a) to compel the Company's directors to redeem the Rights or amend the Rights Agreement to make the Rights inapplicable to the Offer and the Proposed Merger, and (b) preliminary and permanent injunctive relief enjoining the Company, its directors, officers and certain other related parties from taking any action to implement and distribute the Rights and from taking actions pursuant to the Rights Agreement; (iii)(a) to compel the Company's directors to approve the Offer and the Proposed Merger for the purposes of Section 203 of the Delaware General Corporation Law ("Section 203"), and (b) preliminary and permanent injunctive relief enjoining the Company, its directors, officers and certain other related parties from taking any actions to enforce or apply
          Section 203 that would interfere with the Offer; and (iv)(a) to compel the Company's directors to approve the Offer and the

Item 3    Continued
------
          Proposed Merger for purposes of Article Ninth of the Restated Certificate of Incorporation of the Company ("Article Ninth"), and
          (b) preliminary and permanent injunctive relief enjoining the Company, its directors, officers and certain other related parties from taking any actions to enforce or apply Article Ninth that would interfere with the Offer. On August 15, 1995, the Company and each of the directors of the Company filed a Motion to Dismiss the Moore Action. On September 19, 1995, the United States District Court for the District of Delaware denied the Motion to dismiss the Moore Action.
          On September 25, 1995, the Company and its directors filed an Answer and Counterclaim in the United States District Court for the District of Delaware in connection with the Moore Action. The counterclaim brought against Moore, Bidder and Reto Braun, Chairman of the Board and Chief Executive Officer of Moore, asserts (i) that the effect of the transactions contemplated by the Offer to Purchase may be substantially to lessen competition in a relevant market and therefore violate Section 7 of the Clayton Act, 15 U.S.C. Section 18; and (ii) that Moore, the Bidder, and Mr. Braun have made false and misleading statements of fact in connection with the Offer and their proxy solicitation materials. The counterclaim seeks declaratory and injunctive relief (i) enjoining Moore and the Bidder from acquiring any voting securities of the Company and (ii) enjoining Moore, the Bidder and Mr. Braun from acquiring any shares of Common Stock of the Company until 60 days after they have fully complied with the Securities Exchange Act of 1934, as amended.

          STOCKHOLDER ACTIONS. The Company and its directors have been named as defendants in three purported class actions filed between July 31, 1995 and August 3, 1995 on behalf of the public stockholders of the Company in the

Item 3     Continued
------

          Court of Chancery of the State of Delaware in and for New Castle County. These actions are entitled: BERNARD KOFF V. THEODORE DIMITRIOU, FRED CANNING, WILLIAM N. LANE, NEELE E. STEARNS, JR., ROBERT J. CRONIN, DARRELL R. EWERS, RICHARD F. DOYLE, WILLIAM E. OLSEN, AND WALLACE COMPUTER SERVICES, INC.; KITTY LAPERRIERE V. WALLACE COMPUTER SERVICES, INC., THEODORE DIMITRIOU AND ROBERT J. CRONIN ; and ROBIN K. PITTMAN V. THEODORE DIMITRIOU, FRED F. CANNING, WILLIAM N. LANE, III, NEELE E. STEARNS, JR., ROBERT J. CRONIN, DARRELL
          R. EWERS, RICHARD F. DOYLE, WILLIAM E. OLSEN, AND WALLACE COMPUTER SERVICES, INC. (collectively, the "Stockholder Actions"). The complaints in the Stockholder Actions contain substantially similar allegations, and allege breach of fiduciary duty claims arising out of the proposal by FRDK to acquire the Company. The complaints in the Stockholder Actions also seek substantially similar relief, including declaratory and injunctive relief barring defendants from breaching their fiduciary duties to plaintiffs and the putative class members and taking steps to impede any offer to acquire the Company, as well as damages in an unspecified amount. On September 22, 1995, the plaintiffs in KOFF V. DIMITRIOU, ET AL. and LAPERRIERE V. WALLACE COMPUTER SERVICES, INC. ET AL. filed an Amended Class Action Complaint, which, among other things, consolidates the actions such plaintiffs filed in the Court of Chancery of the State of Delaware. The Amended Class Action Complaint, among other things, seeks injunctive relief with respect to enforcement of certain amendments to the Company's Profit Sharing Plan and Profit Sharing Trust.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------
          None

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of the Company is contained in
Item 10 below.


                                     Part II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------    MATTERS

          The total number of holders of record of the Company's common stock was 2,962 as of October 12, 1995. Information about the market and payment of dividends for the Company's common stock is contained in the 1995 Annual Report to Stockholders on page 23, and is incorporated herein by reference.

ITEM 6    SELECTED FINANCIAL DATA
------

          Selected financial data for each of the eleven years ended July 31, 1995, is contained in the Company's Annual Report to Stockholders for 1995, on pages 16-17, and is incorporated herein by reference.


ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    RESULTS OF OPERATIONS

          Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended July 31, 1995 is contained in the Company's Annual Report to Stockholders for 1995, on pages 18-23, and is incorporated herein by reference.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------

          The consolidated balance sheets of the Company as of July 31, 1995 and 1994, the consolidated statements of income, cash flows and stockholders' equity for the years ended July 31, 1995, 1994 and 1993, and the notes to consolidated financial statements, together with the report of Arthur Andersen LLP thereon dated August 23, 1995, are contained in the Company's Annual Report to Stockholders for 1995, on pages 24-32, and are incorporated herein by reference. Quarterly financial information for the years ended July 31, 1995 and 1994 is included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is contained in the Company's Annual Report to Stockholders for 1995 on page 23, and is incorporated herein by reference.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    FINANCIAL DISCLOSURE

          None


                                    Part III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------

          Information concerning the directors of the Company will be contained in the Company's definitive Proxy Statement and is incorporated herein by reference.

ITEM 10     Continued
------

          EXECUTIVE OFFICERS OF THE COMPANY

          (a)  Names, ages and positions of the executive officers:

          Name                    Age        Position
          ----                    ---        --------
          Robert J. Cronin        50         President and Chief Executive
                                             Officer

          Bruce D'Angelo          43         Vice President - Corporate Sales

          Theodore Dimitriou      69         Chairman of the Board

          Michael O. Duffield     43         Senior Vice President -
                                             Operations

          Michael R. Finger       55         Vice President - General
                                             Manager - Direct Mail Division

          Michael J. Halloran     47         Vice President - Chief Financial
                                             Officer and Assistant Secretary

          Donald J. Hoffmann      57         Vice President - Engineering
                                             and Research

          Michael T. Laudizio     38         Secretary

          Michael T. Leatherman   42         Senior Vice President - Chief
                                             Information Officer

          Michael M. Mulcahy      53         Vice President - General
                                             Manager - Colorforms Division

          Michael T. Quane        46         Treasurer

          Wayne E. Richter        39         Vice President - General
                                             Manager - Label Division

All officers are elected at the Annual Meeting of the Board of Directors, which is held immediately after the Annual Meeting of Stockholders.

ITEM 10   Continued
-------
          (b)  Business Experience of the Executive Officers:

               Mr. Cronin has been with the Company since 1967. He was elected President and Chief Executive Officer in 1993. Mr. Cronin was previously elected Chief Operating Officer in 1992. Prior to that time, Mr. Cronin held various sales management positions, most recently Senior Vice President - Sales from 1991 to 1992. Mr. Cronin is also a director of the Company.

               Mr. D'Angelo has been with the Company since 1980. He was elected Vice President - Corporate Sales in 1992. Mr. D'Angelo was previously General Manager - Label Division from 1990 to 1992, and has held management positions in both sales and operations.

               Mr. Dimitriou joined the Company in 1959.  He was Chief
               Executive Officer of the Company from 1992 to 1993. Prior to that time, Mr. Dimitriou was President and Chief Executive Officer of the Company from 1975 to 1992. He is also a director of the Company and has been its Chairman of the Board since 1979.

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

               Mr. Halloran has been with the Company since 1975. He was elected Vice President - Chief Financial Officer in 1987.

               Mr. Hoffmann has been with the Company since 1969. He was elected Vice President - Engineering and Research in 1986.

               Mr. Laudizio joined the Company as Director of Taxation in 1989. In addition to this position, he was elected Secretary in 1995. Previously, he had been Assistant Secretary since 1994.

               Mr. Leatherman has been with the Company since 1990. He was elected Senior Vice President - Chief Information Officer in 1995. Mr. Leatherman was previously Vice President - Management Information

ITEM 10     Continued
-------
               Services. He previously held the position of Managing Director at FSC Paper, where he had been employed since 1984.

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

ITEM 11   EXECUTIVE COMPENSATION
------

          Information concerning management remuneration and transactions for the year ended July 31, 1995 will be contained in the Company's definitive Proxy Statement and is incorporated herein by reference.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------

          Information concerning the beneficial ownership of the Company's common stock will be contained in the Company's definitive Proxy Statement and is incorporated herein by reference.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------

          Information concerning certain relationships and related transactions will be contained in the Company's definitive Proxy Statement and is incorporated herein by reference.

 Wallace Computer Services, Inc.                                Fiscal 1995 10-K

                                     Part IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------

          (a) Financial statements and schedules are included in this Form 10-K Annual Report as indicated below. Those portions of the 1995 Annual Report to Stockholders listed below are hereby incorporated by reference.

                                                             Page Number
                                                            Annual Report
                                                           to Stockholders
                                                           ---------------

       Quarterly Financial Data for the years
       ended July 31, 1995 and 1994                              23

       Consolidated Statements of Income
       for the years ended July 31, 1995,
       1994, and 1993                                            24

       Consolidated Statements of
       Stockholders' Equity for the years
       ended July 31, 1995, 1994, and 1993                       25

       Consolidated Balance Sheets as of
       July 31, 1995 and 1994                                    26

       Consolidated Statements of Cash
       Flows for the years ended July 31,
       1995, 1994, and 1993                                      27

       Notes to Consolidated Financial Statements               28-32

       Report of Independent Public Accountants                  32

       Schedule -

          II Valuation and Qualifying Accounts - Page 26 of Form 10-K

ITEM 14   Continued
------

               Schedules Omitted

               All other schedules have been omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

          (b) A report on Form 8-K was filed in July 1995. The exhibits filed with the report were:

                    (1) Amended and Restated By-laws of Registrant effective as of June 14, 1995.

                    (2) Agreement made and entered into as of January 1, 1995 between Registrant and Robert J. Cronin.

          (c)  Exhibit Index

          3.   ARTICLES OF INCORPORATION AND BY-LAWS

               3.1A Restated Certificate of Incorporation of the Registrant as
                    filed with the Secretary of State of the State of Delaware on January 7, 1987 (previously filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1987, and incorporated herein by reference to such Report)

               3.1B Certificate of Amendment amending Section 1 of Article
                    FOURTH of the Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on November 28, 1989 (previously filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1987, and incorporated herein by reference to such Report)

               3.1C Certificate of Designation, Preferences and Rights of Series
                    A Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on March 15, 1990 (previously filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

               3.2 Amended and Restated By-Laws of the Registrant as adopted on June 14, 1995 (previously filed as Exhibit 1 to the Registrant's Current Report on Form 8-K dated June 14, 1995, and incorporated herein by reference to such Report)

 ITEM 14     Continued
-------
          4. INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES *

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

          10.  MATERIAL CONTRACTS

               10.1 Form of Rights Agreement, dated as of March 14, 1990, between Registrant and Harris Trust and Savings Bank, as Rights Agent, which includes as Exhibit A the Certificate of Designation, Preferences and Rights of Series A Preferred Stock, as Exhibit B the form of Rights Certificate, and as Exhibit C the form of Summary of Rights (previously filed as Exhibit 28.2 to the Registrant's Current Report on Form 8-K dated March 14, 1990, and incorporated herein by reference to such Report)

               10.2A Fourth Amended and Restated Agreement made and entered into as of January l, 1993 between the Registrant and Theodore Dimitriou (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

               10.2B First Amendment to Fourth Amended and Restated Agreement made and entered into as of January l, 1993 between the Registrant and Theodore Dimitriou (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

               10.3 1989 Stock Option Plan of the Registrant, which amends and restates as a single, integrated plan the 1974 Non-Qualified Stock Option Plan of the Registrant and the 1981 Incentive Stock Option Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

ITEM 14   Continued
-------
               10.4A Executive Incentive Plan of the Registrant, as restated to reflect Amendment No. 3 thereto, adopted as of November 9, 1994

               10.4B Fourth Amendment, adopted as of September 6, 1995, to the Executive Incentive Plan of the Registrant

               10.5A 1988 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988, and incorporated herein by reference to such Report)

               10.5B 1989 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

               10.5C 1990 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

               10.5D First Amendment to the 1990 Deferred Compensation/Capital Accumulation Plan of the Registrant

               10.5E 1991 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991, and incorporated herein by reference to such Report)

               10.5F First Amendment to the 1991 Deferred Compensation/Capital Accumulation Plan of the Registrant

               10.5G 1993 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

               10.5H First Amendment to the 1993 Deferred Compensation/Capital Accumulation Plan of the Registrant

               10.5I 1994 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's

Item 14   Continued
-------
                      Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report)

               10.5J First Amendment to the 1994 Deferred Compensation/Capital Accumulation Plan of the Registrant

               10.5K 1995 Deferred Compensation/Capital Accumulation Plan of the Registrant

               10.5L First Amendment to the 1995 Deferred Compensation/Capital Accumulation Plan of the Registrant

               10.6 Supplemental Profit-Sharing Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988, and incorporated herein by reference to such Report)

               10.7A Executive Severance Pay Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

               10.7B First Amendment to the Executive Severance Pay Plan of the Registrant

               10.8 Employee Annual Bonus Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report)

               10.9A Employee Long-Term Performance Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report)

               10.9B First Amendment of the Employee Long-Term Performance Plan of the Registrant

               10.10 Employee Stock Option Guideline of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report)

Item 14   Continued
-------
               10.11A 1988 Deferred Compensation/Capital Accumulation Plan for
                      Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988, and incorporated herein by reference to such Report)

               10.11B 1989 Deferred Compensation/Capital Accumulation Plan for
                      Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

               10.11C 1993 Deferred Compensation/Capital Accumulation Plan for
                      Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

               10.11D 1994 Deferred Compensation/Capital Accumulation Plan for
                      Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report)

               10.11E 1995 Deferred Compensation/Capital Accumulation Plan for
                      Directors of the Registrant

               10.12 Retirement Plan for Outside Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

               10.13 Employee Stock Purchase Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1992, and incorporated herein by reference to such Report)

               10.14A Employee Severance Pay Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1992, and incorporated herein by reference to such Report)

Item 14   Continued
-------
               10.14B First Amendment of the Employee Severance Pay Plan of the
                      Registrant

               10.15A Form of Indemnification Agreement with Director between the Registrant and each of the following: Fred F. Canning, Robert J. Cronin, Theodore Dimitriou, Richard F. Doyle, R. Darrell Ewers, William M. Lane III, William E. Olsen and Neele E. Stearns, Jr. (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

               10.15B Form of Addendum to Indemnification Agreement with
                      Director (Member of Profit Sharing Committee) between the Registrant and William E. Olsen (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

               10.16A Form of Indemnification Agreement with Officer between the
                      Registrant and each of the following: Robert J. Cronin, Bruce D'Angelo, Theodore Dimitriou, Michael O. Duffield, Michael R. Finger, Michael J. Halloran, Donald J. Hoffmann, Michael T. Laudizio, Michael T. Leatherman, Michael M. Mulcahy, Michael T. Quane and Wayne E. Richter (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

               10.16B Form of Addendum to Indemnification Agreement with Officer
                      (Trustee of Profit Sharing and Retirement Trust and Member of Profit Sharing Committee) between the Registrant and each of the following: Robert J. Cronin, Theodore Dimitriou and Michael J. Halloran (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

               10.16C Form of Addendum to Indemnification Agreement with Officer
                      (Member of Profit Sharing Committee) between the Registrant and Michael O. Duffield

               10.17A Acquisition Agreement dated as of July 18, 1991, by and among Wallace Computer Services, Inc., a Delaware corporation, MGI Industries, Inc., a New Jersey corporation, Colorforms Incorporated, a Delaware corporation, Colorforms Image Center,

Item 14   Continued
-------
                      Inc., an Illinois corporation, Colorforms Mailing Services, Inc., an Illinois corporation, Evergreen Realty, a New York partnership, Frank A. Leo,
                      William J. O'Brien, Robert L. Patton, and R. Robert Verniero, including Exhibits and General Schedules but excluding Disclosure Schedules (previously filed as part of Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 20, 1991, and incorporated herein by reference to such Report)

               10.17B Amendment No. 1 dated as of August 7, 1991 to Acquisition
                      Agreement dated as of July 18, 1991 by and among Wallace Computer Services, Inc., a Delaware corporation, MGI Industries, Inc., a New Jersey corporation, Colorforms Incorporated, a Delaware corporation, Colorforms Image Center, Inc., an Illinois corporation, Colorforms Mailing Services, Inc., an Illinois corporation, Evergreen Realty, a New York partnership, Frank A. Leo, William J. O'Brien, Robert L. Patton, and R. Robert Verniero, including Exhibits and General Schedules but excluding Disclosure Schedules (previously filed as part of Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 20, 1991, and incorporated herein by reference to the Report)

               10.17C Supplemental Agreement No. l dated as of August 7, 1991 in connection with Acquisition Agreement dated as of July 18, 1991, as amended by Amendment No. l dated as of August 7, 1991, by and among Wallace Computer Services, Inc., a Delaware corporation, MGI Industries, Inc., a New Jersey corporation, Colorforms Incorporated, a Delaware corporation, Colorforms Image Center, Inc., an Illinois corporation, Colorforms Mailing Services, Inc., an Illinois corporation, Evergreen Realty, a New York partnership, Frank A. Leo, William J. O'Brien, Robert L. Patton, and R. Robert Verniero (previously filed as part of Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 20, 1991, and incorporated herein by reference to such Report)

               10.17D Supplemental Agreement No. 2 dated as of August 7, 1991, in connection with Acquisition Agreement dated as of July 18, 1991, as amended by Amendment No. l dated as of August 7, 1991, by and among Wallace Computer Services, Inc., a Delaware corporation, MGI Industries, Inc., a New Jersey corporation, Colorforms Incorporated, a Delaware corporation, Colorforms Image Center, Inc., an Illinois corporation, Colorforms Mailing Services, Inc., an Illinois corporation, Evergreen Realty, a New York partnership, Frank A. Leo, William J. O'Brien, Robert L.

ITEM 14   Continued
-------
                      Patton, and R. Robert Verniero (previously filed as part of Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 20, 1991, and incorporated herein by reference to such Report)

               10.17E Amendment No. 2 dated as of August 31, 1993, to
                      Acquisition Agreement dated as of July 18, 1991, by and among Wallace Computer Services, Inc., a Delaware corporation (on its own behalf and as successor by merger to MGI Industries, Inc., a New Jersey corporation, and Colorforms Incorporated, a Delaware corporation, Colorforms Image Center, Inc., an Illinois corporation, and Colorforms Mailing Services, Inc., an Illinois corporation), Evergreen Realty, a New York partnership, Frank A. Leo, William J. O'Brien, Robert C. Patton, and R. Robert Verniero (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

               10.18 Agreement made and entered into as of January 1, 1995 between Registrant and Robert J. Cronin (previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated June 14, 1995, and incorporated herein by reference to such Report)

          13. ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT TO SECURITY HOLDERS


               13. Annual Report - Fiscal 1995 of the Registrant (filed as part of this Report only to the extent portions thereof are expressly incorporated by reference in this report)

          21.  SUBSIDIARIES OF REGISTRANT

               21.    Subsidiary of the Company

          23.  CONSENTS OF EXPERTS AND COUNSEL

               23.     Consent of Arthur Andersen LLP.

          27.  FINANCIAL DATA SCHEDULE

               27.     Financial Data Schedule

                 Wallace Computer Services, Inc. and Subsidiary
                 Schedule II - Valuation and Qualifying Accounts
                           For the years ended July 31

                                           1995        1994         1993
                                        ----------  ----------   ----------
Balance at Beginning of Year            $1,982,000  $1,849,000   $1,618,000

Provision for Doubtful Accounts          1,132,000     893,000    1,127,000

Accounts Written Off Against Allowance   1,061,000   1,161,000    1,260,000

Recoveries Credited to Allowance           593,000     401,000      364,000

Other Credits (1)                           25,000         ---          ---
                                        ----------  ----------   ----------
Balance at End of Year                  $2,671,000  $1,982,000   $1,849,000
                                        ----------  ----------   ----------
                                        ----------  ----------   ----------

(1) Acquisition of Lampro Graphics, Inc. as of November 1, 1994.

 Wallace Computer Services, Inc                                 Fiscal 1995 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 16, 1995.

                                Wallace Computer Services, Inc.

                                   /s/ Michael J. Halloran
                                By ________________________
                                   Michael J. Halloran
                                   Vice President, Chief Financial
                                   Officer and Assistant Secretary
                                   (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities indicated, on October 16, 1995.


  /s/ Theodore Dimitriou           /s/ R. Darrell Ewers
_________________________       _________________________
  Theodore Dimitriou               R. Darrell Ewers
  Chairman of the Board            Director


  /s/ Robert J. Cronin             /s/ William N. Lane III
_________________________       _________________________
  Robert J. Cronin                 William N. Lane III
  Director, President and          Director
  Chief Executive Officer


  /s/ Fred F. Canning              /s/ William E. Olsen
_________________________       _________________________
  Fred F. Canning                  William E. Olsen
  Director                         Director


  /s/ Richard F. Doyle             /s/ Neele E. Stearns, Jr.
_________________________       _________________________
  Richard F. Doyle                 Neele E. Stearns, Jr.
  Director                         Director

                                  Exhibit Index

         Exhibit
          Number                   Description
          -----                    -----------

          3.1A Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on January 7, 1987 (previously filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1987, and incorporated herein by reference to such Report)

          3.1B Certificate of Amendment amending Section 1 of Article FOURTH of the Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on November 28, 1989 (previously filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1987, and incorporated herein by reference to such Report)

          3.1C Certificate of Designation, Preferences and Rights of Series A Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on March 15, 1990 (previously filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

          3.2 Amended and Restated By-Laws of the Registrant as adopted on June 14, 1995 (previously filed as Exhibit 1 to the Registrant's Current Report on Form 8-K dated June 14, 1995, and incorporated herein by reference to such Report)

          10.1 Form of Rights Agreement, dated as of March 14, 1990, between Registrant and Harris Trust and Savings Bank, as Rights Agent, which includes as Exhibit A the Certificate of Designation, Preferences and Rights of Series A Preferred Stock, as Exhibit B the form of Rights Certificate, and as Exhibit C the form of Summary of Rights (previously filed as Exhibit 28.2 to the Registrant's Current Report on Form 8-K dated March 14, 1990, and incorporated herein by reference to such Report)

          10.2A Fourth Amended and Restated Agreement made and entered into as of January l, 1993 between the Registrant and Theodore Dimitriou (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

          10.2B First Amendment to Fourth Amended and Restated Agreement made and entered into as of January l, 1993 between the Registrant and Theodore Dimitriou (previously filed as part of Exhibit 10 to the Registrant's Annual

        Exhibit
         Number                    Description
         -----                     -----------

                 Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

          10.3 1989 Stock Option Plan of the Registrant, which amends and restates as a single, integrated plan the 1974 Non-Qualified Stock Option Plan of the Registrant and the 1981 Incentive Stock Option Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

          10.4A Executive Incentive Plan of the Registrant, as restated to reflect Amendment No. 3 thereto, adopted as of November 9, 1994

          10.4B Fourth Amendment, adopted as of September 6, 1995, to the Executive Incentive Plan of the Registrant

          10.5A 1988 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988, and incorporated herein by reference to such Report)

          10.5B 1989 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

          10.5C 1990 Deferred Compensation /Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

          10.5D First Amendment to the 1990 Deferred Compensation/Capital Accumulation Plan of the Registrant

          10.5E 1991 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991, and incorporated herein by reference to such Report)

         Exhibit
          Number                   Description
          ------                   -----------

          10.5F First Amendment to the 1991 Deferred Compensation/Capital Accumulation Plan of the Registrant

          10.5G 1993 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

          10.5H First Amendment to the 1993 Deferred Compensation/Capital Accumulation Plan of the Registrant

          10.5I 1994 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report)

          10.5J First Amendment to the 1994 Deferred Compensation/Capital Accumulation Plan of the Registrant

          10.5K 1995 Deferred Compensation/Capital Accumulation Plan of the Registrant

          10.5L First Amendment to the 1995 Deferred Compensation/Capital Accumulation Plan of the Registrant

          10.6 Supplemental Profit-Sharing Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988, and incorporated herein by reference to such Report)

          10.7A Executive Severance Pay Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

          10.7B First Amendment to the Executive Severance Pay Plan of the Registrant

          10.8 Employee Annual Bonus Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report)

          10.9A Employee Long-Term Performance Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the

          Exhibit
          Number                   Description
          ------                   -----------

                 fiscal year ended July 31, 1994, and incorporated herein by reference to such Report)

          10.9B First Amendment of the Employee Long-Term Performance Plan of the Registrant

          10.10 Employee Stock Option Guideline of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report)

          10.11A 1988 Deferred Compensation/Capital Accumulation Plan for
                 Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988, and incorporated herein by reference to such Report)

          10.11B 1989 Deferred Compensation/Capital Accumulation Plan for
                 Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

          10.11C 1993 Deferred Compensation/Capital Accumulation Plan for
                 Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

          10.11D 1994 Deferred Compensation/Capital Accumulation Plan for
                 Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report)

          10.11E 1995 Deferred Compensation/Capital Accumulation Plan for
                 Directors of the Registrant

          10.12 Retirement Plan for Outside Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

          Exhibit
          Number                   Description
          ------                   -----------

          10.13 Employee Stock Purchase Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1992, and incorporated herein by reference to such Report)

          10.14A Employee Severance Pay Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1992, and incorporated herein by reference to such Report)

          10.14B First Amendment of the Employee Severance Pay Plan of the
                 Registrant

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

          10.16A Form of Indemnification Agreement with Officer between the
                 Registrant and each of the following: Robert J. Cronin, Bruce D'Angelo, Theodore Dimitriou, Michael O. Duffield, Michael R. Finger, Michael J. Halloran, Donald J. Hoffmann, Michael T. Laudizio, Michael T. Leatherman, Michael M. Mulcahy, Michael T. Quane and Wayne E. Richter (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

          10.16B Form of Addendum to Indemnification Agreement with Officer
                 (Trustee of Profit Sharing and Retirement Trust and Member of Profit Sharing Committee) between the Registrant and each of the following: Robert J. Cronin, Theodore Dimitriou and Michael J. Halloran (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

          10.16C Form of Addendum to Indemnification Agreement with Officer
                 (Member of Profit Sharing Committee) between the Registrant and Michael O. Duffield

          Exhibit
          Number                   Description
          ------                   -----------

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

          Exhibit
          Number                   Description
          ------                  ------------

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

          10.17E Amendment No. 2 dated as of August 31, 1993, to Acquisition
                 Agreement dated as of July 18, 1991, by and among Wallace Computer Services, Inc., a Delaware corporation (on its own behalf and as successor by merger to MGI Industries, Inc., a New Jersey corporation, and Colorforms Incorporated, a Delaware corporation, Colorforms Image Center, Inc., an Illinois corporation, and Colorforms Mailing Services, Inc., an Illinois corporation), Evergreen Realty, a New York partnership, Frank
                 A. Leo, William J. O'Brien, Robert C. Patton, and R. Robert Verniero (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

          10.18 Agreement made and entered into as of January 1, 1995 between Registrant and Robert J. Cronin (previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated June 14, 1995, and incorporated herein by reference to such Report)

          13 Annual Report - Fiscal 1995 of the Registrant (filed as part of this Report only to the extent portions thereof are expressly incorporated by reference in this report)

          21     Subsidiary of the Company

          23     Consent of Arthur Andersen LLP

          27     Financial Data Schedule