Form 10-Q
period 1995-10-31
WALLACE COMPUTER SERVICES INC
filed 1995-12-14
CIK 104348

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                              QUARTERLY REPORT

                     Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


            October 31, 1995                            1-6528
----------------------------------------   --------------------------------
     For the quarterly period ended             Commission file number


                       WALLACE COMPUTER SERVICES, INC.
  ------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)


             Delaware                              36-2515832
------------------------------------   ------------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)


       4600 W. Roosevelt Road, Hillside, Illinois              60162
  ----------------------------------------------------   ------------------
        (Address of Principal Executive Offices)             (Zip Code)


           (312) 626-2000                           22,714,511
------------------------------------   -------------------------------------
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

                       Wallace Computer Services, Inc.                  Page 2
                                  FORM 10-Q
                For Quarterly Period Ended October 31, 1995

                       Part I  Financial Information

Item 1.  Financial Statements
---------------------------------

     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations and financial position for the three months ended
     October 31, 1995, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                Wallace Computer Services, Inc. and Subsidiary
                  Consolidated Income Statement (Unaudited)

                                              For the Three Months Ended
                                                      October 31
                                      -----------------------------------------
                                                      %                 %
                                          1995      Sales       1994      Sales
                                      ------------  -----   ------------  -----
Net Sales                             $214,438,000  100.0   $158,353,000  100.0

Cost and Expenses
  Cost of goods sold (Note 1)          136,331,000   63.6    101,620,000   64.2
  Selling and administrative expenses   36,977,000   17.2     30,261,000   19.1
  Provision for depreciation and
    amortization                        10,555,000    4.9      8,764,000    5.5
  Hostile takeover expenses (Note 5)     4,032,000    1.9              0    0.0
                                      ------------  -----   ------------  -----
    Total costs and expenses          $187,895,000   87.6   $140,645,000   88.8
                                      ------------  -----   ------------  -----
  Operating Income                      26,543,000   12.4     17,708,000   11.2
                                      ------------  -----   ------------  -----
  Interest income                         (852,000)  (0.4)    (1,021,000)  (0.6)
  Interest expense                         334,000    0.2        394,000    0.2
                                      ------------  -----   ------------  -----
  Income before Income Taxes            27,061,000   12.6     18,335,000   11.6
  Provision for Income Taxes (Note 4)   10,283,000    4.8      6,692,000    4.2
                                      ------------  -----   ------------  -----
    Net Income                         $16,778,000    7.8    $11,643,000    7.4
                                      ============  =====   ============  =====
Net Income Per Share                         $0.74                 $0.52
                                             =====                 =====
Average Common Shares Outstanding       22,706,000            22,396,000
                                      ============          ============
Dividends Declared Per Share                $0.215                 $0.00
                                            ======                 =====

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiary          Page 3
                          Consolidated Balance Sheet

                                              October 31, 1995  July 31, 1995
                                                 (Unaudited)      (Audited)
                                              ----------------  -------------
Assets
Current Assets
  Cash and Cash Equivalents                        $19,546,000    $10,815,000
  Short-term Investments (Note 3)                   15,112,000     30,242,000
  Accounts Receivable                              147,904,000    130,036,000
  Less-Allowance for Doubtful Accounts               3,215,000      2,671,000
                                                  ------------   ------------
    Net Receivables                                144,689,000    127,365,000
  Inventories (Note 1)                              86,962,000     79,523,000
  Advances and Prepaid Expenses                      9,524,000     10,927,000
                                                  ------------   ------------
    Total Current Assets                           275,833,000    258,872,000
                                                  ------------   ------------
Property, Plant and Equipment, at Cost             503,114,000    487,207,000
Less-Reserves for Depreciation and Amortization    239,804,000    230,691,000
                                                  ------------   ------------
  Net Property, Plant and Equipment                263,310,000    256,516,000
                                                  ------------   ------------
Intangible Assets Arising from Acquisitions         26,386,000     26,575,000
Cash Surrender Value of Life Insurance              27,106,000     26,836,000
System Development Costs                            17,652,000     15,253,000
Other Assets                                         6,676,000      8,650,000
                                                  ------------   ------------
  Total Assets                                    $616,963,000   $592,702,000
                                                  ============   ============
Liabilities and Stockholders' Equity
Current Portion of Long-Term Debt                     $205,000       $205,000
Accounts Payable                                    33,320,000     24,209,000
Accrued Salaries, Wages and Profit Sharing          33,952,000     41,308,000
Accrued Income Taxes                                 8,219,000              0
                                                  ------------   ------------
  Total Current Liabilities                         75,696,000     65,722,000
                                                  ------------   ------------
Long-Term Debt                                      25,600,000     25,600,000
Deferred Income Taxes                               25,214,000     24,095,000
Deferred Compensation and Retirement Benefit        22,019,000     21,167,000
Stockholders' Equity
  Common Stock (Note 2)
  Outstanding-22,714,511 shares at October 31,
    1995 and 22,689,563 shares at July 31, 1995     22,715,000     22,689,000
  Additional Capital                                46,228,000     45,800,000
  Retained Earnings                                399,701,000    387,810,000
  Unrealized Loss on Securities (Note 3)              (210,000)      (181,000)
                                                  ------------   ------------
  Total Stockholders' Equity                       468,434,000    456,118,000
                                                  ------------   ------------
Total Liabilities and Stockholders' Equity        $616,963,000   $592,702,000
                                                  ============   ============

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiary          Page 4
               Consolidated Statement of Cash Flows (Unaudited)

                                                   For the Three Months Ended
                                                           October 31
                                                   ---------------------------
                                                       1995           1994
                                                   ------------   ------------
Cash Flows from Operating Activities:
  Net income from operations before cumulative
    effect of accounting changes                    $16,778,000    $11,643,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                  10,555,000      8,764,000
      Deferred taxes                                  1,119,000        519,000
      (Gain)/loss on disposal of property                 8,000          1,000
  Changes in assets and liabilities
    Accounts receivable                             (17,324,000)   (13,501,000)
    Inventories                                      (7,439,000)     2,125,000
    Advances and prepaid expenses                     1,403,000        154,000
    Other assets                                     (3,674,000)    (1,811,000)
    Accounts payable and other liabilities            1,069,000      7,386,000
    Accrued income taxes                              8,219,000      3,731,000
    Deferred compensation and retirement benefits       852,000      1,261,000
                                                   ------------   ------------
  Net cash provided by operating activities          11,566,000     20,272,000
                                                   ------------   ------------
Cash Flows from Investing Activities:
  Capital expenditures                              (16,131,000)   (11,634,000)
  Short-term investments                             15,130,000        (16,000)
  Proceeds from disposal of property                     10,000         24,000
  Unrealized loss on securities (Note 3)                (29,000)      (581,000)
                                                   ------------   ------------
  Net cash used in investing activities              (1,020,000)   (12,207,000)
                                                   ------------   ------------
Cash Flows from Financing Activities:
  Proceeds from issuance of treasury stock              454,000         38,000
  Cash dividends paid                                (4,201,000)    (3,583,000)
  Amounts paid on long-term debt                              0       (104,000)
  Proceeds from construction funds held by trustee    1,932,000              0
                                                   ------------   ------------
  Net cash used in financing activities              (1,815,000)    (3,649,000)
                                                   ------------   ------------
Net changes in cash and cash equivalents              8,731,000      4,416,000
Cash and cash equivalents at beginning of year       10,815,000     17,587,000
                                                   ------------   ------------
Cash and cash equivalents at October 31             $19,546,000    $22,003,000
                                                   ============   ============
Supplemental Disclosure:
  Interest paid (net of interest capitalized)      $    (41,000)  $     62,000
  Income taxes paid (net of refunds received)           952,000      2,548,000

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiary          Page 5
                  Notes to Consolidated Financial Statements
                               October 31, 1995
                                 (Unaudited)

Note 1 - Inventories

     Inventories at October 31, 1995 and July 31, 1995 were as follows:

                                  October 31, 1995  July 31, 1995
                                  ----------------  -------------
     Raw materials                     $25,653,000    $25,981,000
     Work in process                     4,828,000      2,060,000
     Finished products                  56,481,000     51,482,000
                                      ------------   ------------
                                       $86,962,000    $79,523,000
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

Note 2 - Stock Options

     As of October 31, 1995, options to purchase 514,533 shares of common stock were outstanding and 839,102 shares of common stock were available for future grants under the Company's Stock Option and Employee Stock Purchase Plans.

     The Company has authorized 50,000,000 shares of common stock and has issued 22,796,176. Of these shares, 986,780 have been repurchased and 905,115 have been reissued under the Employee Stock Purchase Plan and through the exercise of stock options. The number of shares held in treasury at October 31, 1995 is 81,665. At July 31, 1995, 22,796,176 shares had been issued of which 986,780 had been repurchased and 880,167 have been reissued. The number of shares held in treasury at July 31, 1995 was 106,613.

Note 3 - Changes in Accounting

     Effective August 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." The adoption of this statement had no impact on net income, but decreased shareholders' equity by $181,000 at July 31, 1995 and by $210,000 at October 31, 1995
     (net of tax).

                     Wallace Computer Services, Inc.               Page 6
                                FORM 10-Q
               For Quarterly Period Ended October 31, 1995

Note 3 - Accounting Change (continued)

     The amortized cost and market value of investments as of July 31, 1995 and as of October 31, 1995 were as follows:

     July 31, 1995                    Amortized     Unrealized Holding     Market
     ---------------                    Cost        Gains      Losses       Value
                                     ----------- ----------- ----------- -----------
Available-for-Sale
  State, Municipal & Other Govt Debt $21,293,000    $113,000     $23,000 $21,383,000
  Equity                               9,251,000           0     392,000   8,859,000
Held-to-Maturity
  State, Municipal & Other Govt Debt           0           0           0           0
                                     ----------- ----------- ----------- -----------
  Total Short-term Investments       $30,544,000    $113,000    $415,000 $30,242,000
                                     =========== =========== =========== ===========
Long-term Available-for-Sale
  Equity                              $1,992,000          $0          $0  $1,992,000
                                     =========== =========== =========== ===========

     October 31, 1995                 Amortized     Unrealized Holding     Market
     -----------------                  Cost        Gains      Losses       Value
                                     ----------- ----------- ----------- -----------
Available-for-Sale
  State, Municipal & Other Govt Debt  $6,836,000      $9,000     $23,000  $6,822,000
    Equity                             8,627,000           0     337,000   8,290,000
Held-to-Maturity
  State, Municipal & Other Govt Debt           0           0           0           0
                                     ----------- ----------- ----------- -----------
  Total Short-term Investments       $15,463,000      $9,000    $360,000 $15,112,000
                                     =========== =========== =========== ===========
Long-term Available-for-Sale
  Equity                              $1,992,000          $0          $0  $1,992,000
                                     =========== =========== =========== ===========

     Maturities for all debt securities classified as short-term are less than one year. The long-term investment is included in the 'Other Assets' section of the balance sheet.

     In the first quarter ended October 31, 1995, proceeds on the sale of available-for-sale securities were $17,328,000, with gross realized gains of $23,000. The amortized cost of these securities was based on specific identification. No securities during the period were classified as trading securities. The change in net unrealized loss on available-for-sale securities from July 31, 1995 to October 31, 1995 was $29,000 (net of tax).

     There have been no sales of held-to-maturity securities other than at their maturity date.

                    Wallace Computer Services, Inc.              Page 7
                               FORM 10-Q
              For Quarterly Period Ended October 31, 1995

Note 4 - Income Taxes

     Effective August 1, 1995, the company increased its effective tax rate from 37% to 38%, primarily due to a shift in investments from tax-free to taxable. The income tax rate in the first quarter of fiscal 1995 was 36.5%.

Note 5 - Hostile Takeover Expense Commitments

     Included in hostile takeover expenses is $2,000,000 related to a letter agreement with Goldman Sachs & Co. ("Goldman Sachs") dated July 30, 1995. Pursuant to the letter agreement (the "Letter Agreement"), the company has retained Goldman Sachs as financial advisor with respect to the unsolicited tender offer from FRDK, Inc., a wholly owned subsidiary of Moore Corporation Limited, (the "Offer") and certain other possible transactions. Pursuant to the Letter Agreement, the Company has agreed to pay: (a) a fee of $500,000, payable on the date of the Letter Agreement (which amount has been paid and is creditable against any fees payable under clause (b), (c) or (d) below); (b) if 15% or more of the outstanding stock of the Company is acquired by Moore or any other person or group (including the Company), in one or a series of transactions, or if all or substantially all of the assets of the Company are transferred, in one or a series of transactions, by way of a sale, distribution or liquidation, a fee equal to 0.62% of the aggregate value of all such transactions (in the event at least 50% of the outstanding stock of the Company is acquired by Moore or any other person, such aggregate value will be determined as if such acquisition were of 100% of the stock of the Company); (c) if the Company or any entity formed or owned in substantial part or controlled by the Company or one or more members of senior management of the Company or any employee benefit plan of the Company or any of its subsidiaries effects certain recapitalization transactions, a fee equal to 0.62% of the aggregate value of such transaction; (d) if the Company sells, distributes or liquidates all of its assets, or a portion of its assets having an aggregate value of $50 million or more, and no fee is otherwise payable pursuant to clause (b) or (c) above, a fee based upon the aggregate value of such transaction pursuant to a schedule ranging from 2.00% if the aggregate value of the transaction is $50 million, to 0.75% if the aggregate value of the transaction is $750 million or more; and (e) in the event no transaction of the type described in clause (b) or (c) above has been consummated by any of the following dates, a fee of $1.5 million on each such date as of which no transaction has been consummated: October 31, 1995, January 31, 1996, April 30, 1996, July 31, 1996 and October 31, 1996. Any fee paid pursuant to clause (e) shall be creditable against any fee payable under clause (b), (c) or (d) above. Any fee paid under clause (b) above shall be creditable against any fee subsequently paid under clause (c) above, and vice versa.

     Goldman Sachs acted as the Company's financial advisor with regard to the Moore proxy solicitation. No additional fee was or will be paid to Goldman Sachs in connection therewith.

     The Letter Agreement may be terminated at any time by either party thereto, with or without cause, effective upon receipt of written notice to that effect. Goldman Sachs will be entitled to the transaction fee set forth above if at any time prior to the expiration of eighteen months after such termination a transaction of the type contemplated by clause (b), (c) or
     (d) above is consummated and, in the case of a transaction contemplated by clause (b) or (d), there was contact with the acquiring party, or any affiliate thereof, regarding such a transaction during the period of Goldman Sachs' engagement. Any fee paid under clause (e) shall, however, be credited against any such transaction fee.

                     Wallace Computer Services, Inc.              Page 8
                                FORM 10-Q
               For Quarterly Period Ended October 31, 1995

                Report of Independent Public Accountants
                ----------------------------------------

To the Stockholders of Wallace Computer Services, Inc.

We have reviewed the consolidated balance sheet of Wallace Computer Services, Inc., (a Delaware Corporation) and subsidiary as of October 31, 1995, and the related consolidated statements of income and cash flows for the three-month periods ended October 31, 1995, and 1994. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Chicago, Illinois
November 16, 1995

                      Wallace Computer Services, Inc.                Page 9
                                 FORM 10-Q
               For Quarterly Period Ended October 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------------

     Results of Operations
     ---------------------

     There have been no material changes in financial condition since our preceding fiscal year which ended July 31, 1995.

     For the three month period ended October 31, 1995, net sales increased 35.4% to $214,438,000. Net income for the first quarter increased 44.1% to $16,778,000 or 74 cents per share, from $11,643,000 or 52 cents per share in fiscal 1995. The after tax impact of expenses related to the hostile takeover attempt by Moore Corporation Limited was $2,500,000 or 11 cents per share.

     Cost of goods sold represented 63.6% of sales versus 64.2% in the first quarter of fiscal 1995. The first quarter of fiscal 1996 includes a LIFO charge of approximately $235,000 or 0.6 cents per share as a result of higher finished goods inventory anticipated by year-end as a result of distribution services provided under our growing number of WIN contracts. The LIFO provision made in the first quarter of fiscal 1995 was $1,272,000 or 3.6 cents per share.

     Selling and administrative expenses were 17.2% of sales versus 19.1% in the first quarter last year. This drop can be attributed to maintaining fixed costs while increasing sales.

     The provision for depreciation and amortization is up 20.4% in the first quarter from fiscal 1995. This increase is the result of the Company's continued reinvestment in capital resources and system development.

     Interest income for the first quarter decreased by $169,000 or 16.6% from the same period one year ago. The reduction is due to the decrease in cash and short-term investments attributable to reinvestment in the Company through capital expenditures and acquisitions. Interest expense, which is shown net of capitalized interest, decreased $60,000 or 15.2% between years. The reduction of interest expense is due to the retirement of $6,110,000 of debt during fiscal 1995.

     Operating income for the quarter was up $8,835,000 or 49.9%. For fiscal 1996 this represents 12.4% to sales versus 11.2% for fiscal 1995.

     Liquidity and Capital Resources
     -------------------------------

     Working capital increased by $6,987,000 from July 31, 1995, with a current ratio of 3.6 at October 31, 1995. Long-term debt includes $23,500,000 of industrial revenue bonds at rates ranging from 3.95% to 4.1%, as well as $2,100,000 related to acquisitions made in the prior fiscal year. Long-term debt currently represents 5.2% of total capitalization.

     Capital expenditures for the first quarter totaled $16,131,000. For the full fiscal year, we project expenditures of $60.0 million, which will be financed through internally generated funds and by the Industrial Revenue Bond for our Lebanon plant.

     Stockholders' equity increased by 2.7% to $468.4 million at October 31, 1995.

                      Wallace Computer Services, Inc.               Page 10
                                 FORM 10-Q
                For Quarterly Period Ended October 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
---------------------------------------------------------------------

     Liquidity and Capital Resources (continued)
     -------------------------------------------

     Cash balances remain adequate to fund current operations. We do not anticipate a need to borrow funds in the near future.

     Current inventory levels are in-line with the inventory levels necessary to satisfy customer demand. We anticipate having adequate sources of supply of raw materials to meet the future requirements of our business.

     Common Stock
     ------------

     On September 7, 1995, the Board of Directors voted to increase the annualized dividend rate to $.86 per share, a 16.2% increase from fiscal 1995.


                         Part II  Other Information
                         --------------------------

Item 1.   Legal Proceedings
---------------------------

     THE MOORE ACTION. On July 31, 1995, Moore Corporation Limited ("Moore") and FRDK, Inc. ("FRDK") commenced an action in the United States District Court for the District of Delaware by filing a complaint (the "Moore Action") against the Company and each of the directors of the Company, entitled MOORE CORPORATION LIMITED AND FRDK, INC. V. WALLACE COMPUTER SERVICES, INC., ROBERT J. CRONIN, THEODORE DIMITRIOU, FRED F. CANNING, WILLIAM N. LANE, III, NEELE E. STEARNS, JR., R. DARRELL EWERS, RICHARD F. DOYLE AND WILLIAM E. OLSEN. The Moore Action, as amended by the Amended and Supplemental Complaint filed on October 17, 1995, asserts, among other things, that the use of certain anti-takeover devices and other defensive measures by the Company is not proportionate nor within the range of reasonable responses to the tender offer made by FRDK, a wholly owned subsidiary of Moore, to purchase all outstanding shares of common stock of the Company, together with associated preferred stock purchase rights (the "Rights") issued pursuant to the Rights Agreement, dated as of March 14, 1990 (the "Rights Agreement"), at a price of $60.00 net to the seller in cash (the "Offer"), and is in breach of the directors' fiduciary duties to the Company's stockholders. The Moore Action also asserts that the Offer and a merger with FRDK or another wholly owned subsidiary of Moore (the "Proposed Merger") and proxy solicitation comply or will comply with all applicable laws and other obligations and seeks a declaratory judgment that the Offer and the Proposed Merger and proxy solicitation comply with all applicable laws and other obligations. The Moore Action seeks: (i) preliminary and permanent injunctive relief prohibiting the Company, its directors, officers and certain other related parties from taking steps to impede the ability of the Company's stockholders to consider and make their own determination as to whether to accept the terms of the Offer or give or withhold consent to the terms of the proxy solicitation, or taking any other

                      Wallace Computer Services, Inc.               Page 11
                                 FORM 10-Q
               For Quarterly Period Ended October 31, 1995

Item 1    Legal Proceedings (continued)
---------------------------------------

     action to thwart or interfere with the Offer, the Proposed Merger or the proxy solicitation; (ii)(a) to compel the Company's directors to redeem the Rights or amend the Rights Agreement to make the Rights inapplicable to the Offer and the Proposed Merger, and (b) preliminary and permanent injunctive relief enjoining the Company, its directors, officers and certain other related parties from taking any action to implement and distribute the Rights and from taking actions pursuant to the Rights Agreement; (iii)(a) to compel the Company's directors to approve the Offer and the Proposed Merger for the purposes of Section 203 of the Delaware General Corporation Law ("Section 203"), and (b) preliminary and permanent injunctive relief enjoining the Company, its directors, officers and certain other related parties from taking any actions to enforce or apply
     Section 203 that would interfere with the Offer; and (iv)(a) to compel the Company's directors to approve the Offer and the Proposed Merger for purposes of Article Ninth of the Restated Certificate of Incorporation of the Company ("Article Ninth"), and (b) preliminary and permanent injunctive relief enjoining the Company, its directors, officers and certain other related parties from taking any actions to enforce or apply Article Ninth that would interfere with the Offer. On August 15, 1995, the Company and each of the directors of the Company filed a Motion to Dismiss the Moore Action. On September 19, 1995, the United States District Court for the District of Delaware denied the Motion to Dismiss. On September 25, 1995, the Company and its directors filed an Answer and Counterclaim in the United States District Court for the District of Delaware in connection with the Moore Action. The counterclaim brought against Moore, Bidder and Reto Braun, Chairman of the Board and Chief Executive Officer of Moore, asserts (i) that the effect of the transactions contemplated by the Offer to Purchase may be substantially to lessen competition in a relevant market and therefore violate Section 7 of the Clayton Act, 15 U.S.C. 18; and (ii) that Moore, the Bidder, and Mr. Braun have made false and misleading statements of fact in connection with the Offer and their proxy solicitation materials. The counterclaim seeks declaratory and injunctive relief (i) enjoining Moore and the Bidder from acquiring any voting securities of the Company and (ii) enjoining Moore, the Bidder and Mr. Braun from acquiring any shares of Common Stock of the Company until 60 days after they have fully complied with the Securities Exchange Act of 1934, as amended. On December 4, 1995, the United States District Court for the District of Delaware issued an Order and an Opinion. Pursuant to the Order and Opinion, the Court denied Moore and the Bidder's motion for a preliminary injunction with respect to the breach of fiduciary claim. In addition, the Court granted Moore and the Bidder's motion to dismiss the Company's antitrust counterclaim.

     STOCKHOLDER ACTIONS. The Company and its directors have been named as defendants in three purported class actions filed between July 31, 1995 and August 3, 1995 on behalf of the public stockholders of the Company in the Court of Chancery of the State of Delaware in and for New Castle County. These actions are entitled: BERNARD KOFF V. THEODORE DIMITRIOU, FRED CANNING, WILLIAM N. LANE, NEELE E. STEARNS, JR., ROBERT J. CRONIN, DARRELL
     R. EWERS, RICHARD F. DOYLE, WILLIAM E. OLSEN, AND WALLACE COMPUTER SERVICES, INC.; KITTY LAPERRIERE V. WALLACE COMPUTER SERVICES, INC., THEODORE DIMITRIOU AND ROBERT J. CRONIN; and ROBIN K. PITTMAN V. THEODORE DIMITRIOU, FRED F. CANNING, WILLIAM N. LANE, III, NEELE E. STEARNS, JR., ROBERT J. CRONIN, DARRELL R. EWERS, RICHARD F. DOYLE, WILLIAM E. OLSEN, AND WALLACE COMPUTER SERVICES, INC. (collectively, the "Stockholder Actions"). The complaints in the Stockholder Actions contain substantially similar allegations, and allege breach of fiduciary duty claims arising out of the proposal by FRDK to acquire the Company. The complaints in the Stockholder Actions also seek substantially similar relief, including declaratory and injunctive relief barring defendants from

                      Wallace Computer Services, Inc.               Page 12
                                 FORM 10-Q
               For Quarterly Period Ended October 31, 1995

Item 1    Legal Proceedings (continued)
---------------------------------------

     breaching their fiduciary duties to plaintiffs and the putative class members and taking steps to impede any offer to acquire the Company, as well as damages in an unspecified amount. On September 22, 1995, the plaintiffs in KOFF V. DIMITRIOU, ET AL. and LAPERRIERE V. WALLACE COMPUTER SERVICES, INC. ET AL. filed an Amended Class Action Complaint, which, among other things, consolidates the actions such plaintiffs filed in the Court of Chancery of the State of Delaware. The Amended Class Action Complaint, among other things, seeks injunctive relief with respect to enforcement of certain amendments to the Company's Profit Sharing Plan and Profit Sharing Trust. On November 21, 1995, the plaintiffs in KOFF V. DIMITRIOU, ET AL. and LAPERRIERE V. WALLACE COMPUTER SERVICES, INC., ET AL. filed a Second Amended Class Action Complaint in the Court of Chancery of the State of Delaware.

Items 2 through 5.  None
------------------

Item 6    Exhibits
------------------

  10.  Material Contracts
       ------------------

       10.1 Second Amendment to Fourth Amended and Restated Agreement made and entered into as of January 1, 1993 between the Registrant and Theodore Dimitriou

       10.2  1996 Deferred Compensation/Capital Accumulation Plan of the
             Registrant

       10.3 1996 Deferred Compensation/Capital Accumulation Plan for Directors of the Registrant

                                                                      Page 13
                      Wallace Computer Services, Inc.
                                 FORM 10-Q
               For Quarterly Period Ended October 31, 1995


                                 SIGNATURES
                                ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        WALLACE COMPUTER SERVICES, INC.





        December 13, 1995                 /s/ ROBERT J. CRONIN
     -----------------------     --------------------------------------
              Date                          Robert J. Cronin
                                 President and Chief Executive Officer



        December 13, 1995                /s/ MICHAEL J. HALLORAN
     -----------------------     --------------------------------------
              Date                         Michael J. Halloran
                                 Vice President, Chief Financial Officer
                                         and Assistant Secretary
                                     (principal accounting officer)