Form 10-Q
period 1996-01-31
WALLACE COMPUTER SERVICES INC
filed 1996-03-15
CIK 104348

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

                               QUARTERLY REPORT

                      Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


           January 31, 1996                           1-6528
----------------------------------------   ------------------------------
     For the quarterly period ended            Commission file number


                     WALLACE COMPUTER SERVICES, INC.
   ---------------------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)


                   Delaware                            36-2515832
   --------------------------------------  ------------------------------------
      (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
      Incorporation or Organization)


         4600 W. Roosevelt Road, Hillside, Illinois           60162
       ----------------------------------------------   -----------------
         (Address of Principal Executive Offices)          (ZIP CODE)


           (312) 626-2000                          22,860,175
  ---------------------------------  ----------------------------------------
  (Registrant's Telephone Number,       Number of Common Shares Outstanding
     Including Area Code)                     as of February 29,1996)


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

                       Wallace Computer Services, Inc.          Page 2
                                   FORM 10-Q
                  For Quarterly Period Ended January 31, 1996

                         Part I  Financial Information

Item 1.  Financial Statements
--------------------------------------

     The information furnished herein reflects all adjustments which are, in the opinion of management,necessary to a fair statement of the results of operations and financial position for the six months ended
     January 31, 1996, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                Wallace Computer Services, Inc. and Subsidiary
                   Consolidated Income Statement (Unaudited)

                                                For the Six Months Ended
                                                       January 31
                                       -----------------------------------------
                                                       %                     %
                                           1996      Sales       1995      Sales
                                       ------------  -----   ------------  -----
Net Sales                              $433,983,000  100.0  $334,518,000  100.0

Cost and Expenses
  Cost of goods sold (Note 1)           272,866,000   62.9   215,315,000   64.4
  Selling and administrative expenses    74,683,000   17.2    63,174,000   18.9
  Provision for depreciation and
       amortization                      21,499,000    5.0    17,824,000    5.3
  Hostile takeover expenses (Note 5)      6,911,000    1.6             0    0.0
                                      -------------  -----  ------------  -----
    Total costs and expenses           $375,959,000   86.6  $296,313,000   88.6
                                      -------------  -----  ------------  ------
  Operating Income                       58,024,000   13.4    38,205,000   11.4
                                      -------------  -----  ------------  -----
  Interest income                        (1,413,000)  (0.3)   (1,984,000)  (0.6)
  Interest expense                          553,000    0.1       694,000    0.2
                                      -------------  -----  ------------  ------
  Income before Income Taxes             58,884,000   13.6    39,495,000   11.8
  Provision for Income Taxes (Note 4)    22,535,000    5.2    14,416,000    4.3
                                      -------------  -----  ------------  -----
  Net Income                            $36,349,000    8.4   $25,079,000    7.5
                                      =============  =====  ============  =====
Net Income per Share                          $1.60                $1.12
                                               ====                 ====
Average Common Shares Outstanding        22,731,000           22,419,000
                                         ==========           ==========
Dividends Declared Per Share                  $0.43                $0.37
                                              =====                =====

The accompanying notes are an integral part of this statement.

                       Wallace Computer Services, Inc.          Page 3
                                   FORM 10-Q
                  For Quarterly Period Ended January 31, 1996


                Wallace Computer Services, Inc. and Subsidiary
                   Consolidated Income Statement (Unaudited)

                                               For the Three Months Ended
                                                       January 31
                                       ----------------------------------------
                                                       %                    %
                                           1996      Sales      1995      Sales
                                       ------------  -----  ------------  -----
Net Sales                              $219,545,000  100.0  $176,165,000  100.0

Cost and Expenses
  Cost of goods sold (Note 1)           136,535,000   62.2   113,695,000   64.5
  Selling and administrative expenses    37,706,000   17.2    32,913,000   18.7
  Provision for depreciation and
       amortization                      10,944,000    5.0     9,060,000    5.1
  Hostile takeover expenses (Note 5)      2,879,000    1.3             0    0.0
                                       ------------  -----  ------------  -----
    Total costs and expenses           $188,064,000   85.7  $155,668,000   88.4
                                       ------------  -----  ------------  -----
  Operating Income                       31,481,000   14.3    20,497,000   11.6
                                       ------------  -----  ------------  -----
  Interest income                          (561,000)  (0.3)     (963,000)  (0.5)
  Interest expense                          219,000    0.1       300,000    0.2
                                       ------------  -----  ------------  -----
  Income before Income Taxes             31,823,000   14.5    21,160,000   12.0
  Provision for Income Taxes (Note 4)    12,252,000    5.6     7,724,000    4.4
                                       ------------  -----  ------------  -----
    Net Income                          $19,571,000    8.9   $13,436,000    7.6
                                       ============  =====  ============  =====
Net Income per Share                          $0.86                $0.60
                                              =====                =====
Average Common Shares Outstanding        22,756,000           22,443,000
                                         ==========            =========
Dividends Declared Per Share                 $0.215                $0.37
                                             ======                =====

The accompanying notes are an integral part of this statement.

                                                                         Page 4
                Wallace Computer Services, Inc. and Subsidiary
                          Consolidated Balance Sheet

                                                 January 31, 1996  July 31, 1995
                                                   (Unaudited)        (Audited)
                                                -----------------  -------------
Assets
Current Assets
  Cash and Cash Equivalents                          $27,671,000    $10,815,000
  Short-term Investments (Note 3)                      2,884,000     30,242,000
  Accounts Receivable                                153,287,000    130,036,000
  Less-Allowance for Doubtful Accounts                 3,292,000      2,671,000
                                                    ------------   ------------
 Net Receivables                                     149,995,000    127,365,000
  Inventories (Note 1)                                91,907,000     79,523,000
  Advances and Prepaid Expenses                       16,114,000     10,927,000
                                                    ------------   ------------
     Total Current Assets                            288,571,000    258,872,000
                                                    ------------   ------------
Property, Plant and Equipment, at Cost               519,616,000    487,207,000
Less-Reserves for Depreciation and Amortization      249,278,000    230,691,000
                                                    ------------   ------------
  Net Property, Plant and Equipment                  270,338,000    256,516,000
                                                    ------------   ------------
Intangible Assets Arising from Acquisitions           26,201,000     26,575,000
Cash Surrender Value of Life Insurance                31,583,000     26,836,000
Systems Development Costs                             19,073,000     15,253,000
Other Assets                                           5,377,000      8,650,000
                                                    ------------   ------------
  Total Assets                                      $641,143,000   $592,702,000
                                                    ============   ============
Liabilities and Stockholders' Equity
Current Portion of Long-Term Debt                       $150,000       $205,000
Accounts Payable                                      39,668,000     24,209,000
Accrued Salaries, Wages, Profit Sharing and Other     40,136,000     41,308,000
                                                    ------------   ------------
  Total Current Liabilities                           79,954,000     65,722,000
                                                    ------------   ------------
Long-Term Debt                                        25,600,000     25,600,000
Deferred Income Taxes                                 26,326,000     24,095,000
Deferred Compensation and Retirement Benefits         22,325,000     21,167,000
Stockholders' Equity
  Common Stock (Note 2) Outstanding-22,834,772
      shares at January 31, 1996 and
      22,689,563 shares at July 31, 1995              22,835,000     22,689,000
  Additional Capital                                  49,978,000     45,800,000
  Retained Earnings                                  414,361,000    387,810,000
  Unrealized Loss on Securities (Note 3)                (236,000)      (181,000)
                                                    ------------   ------------
  Total Stockholders' Equity                         486,938,000    456,118,000
                                                    ------------   ------------
Total Liabilities and Stockholders' Equity          $641,143,000   $592,702,000
                                                    ============   ============

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiary          Page 5
               Consolidated Statement of Cash Flows (Unaudited)

                                                   For the Six Months Ended
                                                           January 31
                                                    ----------------------------
                                                         1996          1995
                                                    -------------  -------------
Cash Flows from Operating Activities:
  Net income from operations                         $36,349,000    $25,079,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                    21,499,000     17,824,000
     Deferred taxes                                    2,231,000     (1,306,000)
     (Gain)/loss on disposal of property                 (47,000)        10,000
  Changes in assets and liabilities
     Accounts receivable                             (22,630,000)   (26,353,000)
     Inventories                                     (12,384,000)    (3,915,000)
     Advances and prepaid expenses                    (5,187,000)      (737,000)
     Other assets                                    (10,714,000)    (4,022,000)
     Accounts payable and other liabilities           13,576,000      2,706,000
     Accrued income taxes                                      0       (560,000)
     Deferred compensation and retirement benefits     1,158,000      1,971,000
                                                    -------------   ------------
  Net cash provided by operating activities           23,851,000     10,697,000
                                                    -------------   ------------
Cash Flows from Investing Activities:
  Capital expenditures                               (32,792,000)   (25,087,000)
  Short-term investments                              27,358,000     16,849,000
  Long-term investments                                   38,000              0
  Proceeds from disposal of property                      77,000         26,000
  Unrealized loss on securities (Note 3)                 (55,000)      (594,000)
  Purchase of Lampro Graphics                                  0     (4,911,000)
                                                   --------------  -------------
  Net cash used in investing activities               (5,374,000)   (13,717,000)
                                                   --------------  -------------
Cash Flows from Financing Activities:
  Proceeds from issuance of common and
     treasury stock                                    4,324,000      3,318,000
  Cash dividends paid                                 (9,085,000)    (7,727,000)
  Amounts paid on long-term debt                         (55,000)    (3,129,000)
  Proceeds from issuance of short-term debt                    0      4,829,000
  Proceeds from issuance of long-term debt                     0        100,000
  Retirement of short-term and acquired debt                   0     (6,474,000)
  Proceeds from construction funds held by trustee     3,195,000        838,000
                                                    -------------  -------------
  Net cash used in financing activities               (1,621,000)    (8,245,000)
                                                    -------------  -------------
Net changes in cash and cash equivalents              16,856,000    (11,265,000)
Cash and cash equivalents at beginning of year        10,815,000     17,587,000
                                                    -------------  -------------
Cash and cash equivalents at January 31              $27,671,000     $6,322,000
                                                    =============  =============
Supplemental Disclosure:
  Interest paid (net of interest capitalized)        $  (108,000)  $    (53,000)
  Income taxes paid (net of refunds received)         25,547,000     16,711,000

The accompanying notes are an integral part of this statement.

                 Wallace Computer Services, Inc. and Subsidiary         Page 6
                   Notes to Consolidated Financial Statements
                               January 31, 1996
                                  (Unaudited)

Note 1 - Inventories

     Inventories at January 31, 1996, and July 31, 1995, were as follows:

                              January 31, 1996  July 31, 1995
                              ----------------  -------------
          Raw materials            $24,090,000    $25,981,000
          Work in process            1,588,000      2,060,000
          Finished products         66,229,000     51,482,000
                              ----------------  -------------
                                   $91,907,000    $79,523,000
                              ================  =============

     Certain inventories are stated on the last-in, first- out (LIFO) basis for their labor and material content, and other inventories are stated on the first-in, first-out (FIFO) basis.

     Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim period LIFO determinations must necessarily be based upon management's estimates of expected year-end inventory levels and costs.

Note 2 - Stock Options

     As of January 31, 1996, options to purchase 506,833 shares of common stock were outstanding and 726,541 shares of common stock were available for future grants under the Company's Stock Option and Employee Stock Purchase Plans.

     The Company has authorized 50,000,000 shares of common stock and has issued 22,834,772 as of January 31, 1996. Of these shares, 986,780 have been repurchased and been reissued under the Employee Stock Purchase Plan and through the exercise of stock options. The number of shares held in treasury at January 31, 1996 is 0. At July 31, 1995,
     22,796,176 shares had been issued of which 986,780 had been repurchased and 880,167 have been reissued. The number of shares held in treasury at July 31, 1995 was 106,613.

Note 3 - Changes in Accounting

     Effective August 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." . The adoption of this statement had no impact on net income, but decreased shareholders' equity by $181,000 at July 31, 1995, and by $236,000 at January 31, 1996
     (net of tax).

                       Wallace Computer Services, Inc.          Page 7
                                    FORM 10-Q
                  For Quarterly Period Ended January 31, 1996

Note 3 - Accounting Change (continued)


     The amortized cost and market value of investments as of July 31, 1995, and as of January 31, 1996 were as follows:

     July 31, 1995              Amortized    --Unrealized Holding-      Market
     -------------                Cost          Gains      Losses        Value
                               ------------  ----------  ---------  ------------
 Available-for-Sale
      State, Municipal &
      Other Govt Debt          $21,293,000    $113,000    $23,000   $21,383,000
      Equity                     9,251,000           0    392,000     8,859,000
     Held-to-Maturity
      State, Municipal &
      Other Govt Debt                    0           0          0             0
                               -----------    --------   --------   -----------
Total Short-term
       Investments             $30,544,000    $113,000   $415,000   $30,242,000
                               ===========    ========   ========   ===========
Long-term Available
    -for-Sale
             Equity             $1,992,000          $0        $0     $1,992,000
                               ===========    ========   ========    ===========


    January 31, 1996            Amortized    Unrealized Holding       Market
    ---------------------         Cost         Gains      Losses       Value
                              ------------   ---------   -------   -----------
 Available-for-Sale
      State, Municipal &
      Other Govt Debt              $67,000           0    $15,000      $52,000
      Equity                     3,210,000           0    378,000    2,832,000
     Held-to-Maturity
      State, Municipal &
      Other Govt Debt                    0           0          0            0
                                ----------   ---------   --------   ----------
       Total Short-term
       Investments              $3,277,000           0   $393,000   $2,884,000
                                ==========   =========   ========   ==========
   Long-term Available
   -for-Sale Equity             $1,955,000          $0         $0   $1,955,000
                                ==========   =========   ========   ==========

     Maturities for all debt securities classified as short-term are less than one year. The long-term investment is included in the 'Other Assets' section of the balance sheet.

     In the six months ended January 31, 1996, proceeds on the sale of available-for-sale securities were $23,323,000, with gross realized losses of $107,000. The amortized cost of these securities was based on specific identification. No securities during the period were classified as trading securities. The change in net unrealized loss on available-for-sale securities from July 31, 1995 to January 31, 1996 was $55,000 (net of tax).

     There have been no sales of held-to-maturity securities other than at their maturity date.

                          Wallace Computer Services, Inc.            Page 8
                                  FORM 10-Q
                  For Quarterly Period Ended January 31, 1996

Note 4 - Income Taxes


     Effective August 1, 1995, the Company increased its effective tax rate from 37% to 38%. Effective November 1, 1995, the Company again increased its effective tax rate from 38% to 38.5%. These changes were primarily due to a reduction in tax-free investment income. The income tax rate for the first half of fiscal 1995 was 36.5%.

Note 5 - Hostile Takeover Expense Commitments

     Included in hostile takeover expenses is $3,000,000 for the quarter and $5,000,000 for the six months ended January 31, 1996 related to a letter agreement with Goldman Sachs & Co. ("Goldman Sachs") dated
     July 30, 1995.  Pursuant to the letter agreement (the "Letter
     Agreement"), the company has retained Goldman Sachs as financial advisor with respect to the unsolicited tender offer from FRDK, Inc., a wholly owned subsidiary of Moore Corporation Limited, (the "Offer") and certain other possible transactions. Pursuant to the Letter Agreement, the Company has agreed to pay: (a) a fee of $500,000, payable on the date of the Letter Agreement (which amount has been paid and is creditable against any fees payable under clause (b), (c) or (d) below); (b) if 15% or more of the outstanding stock of the Company is acquired by Moore or any other person or group (including the Company), in one or a series of transactions, or if all or substantially all of the assets of the Company are transferred, in one or a series of transactions, by way of a sale, distribution or liquidation, a fee equal to 0.62% of the aggregate value of all such transactions (in the event at least 50% of the outstanding stock of the Company is acquired by Moore or any other person, such aggregate value will be determined as if such acquisition were of 100% of the stock of the Company); (c) if the Company or any entity formed or owned in substantial part or controlled by the Company or one or more members of senior management of the Company or any employee benefit plan of the Company or any of its subsidiaries effects certain recapitalization transactions, a fee equal to 0.62% of the aggregate value of such transaction; (d) if the Company sells, distributes or liquidates all of its assets, or a portion of its assets having an aggregate value of $50 million or more, and no fee is otherwise payable pursuant to clause (b) or (c) above, a fee based upon the aggregate value of such transaction pursuant to a schedule ranging from 2.00% if the aggregate value of the transaction is $50 million, to 0.75% if the aggregate value of the transaction is $750 million or more; and (e) in the event no transaction of the type described in clause (b) or (c) above has been consummated by any of the following dates, a fee of $1.5 million on each such date as of which no transaction has been consummated: October 31, 1995, January 31, 1996, April 30, 1996,
     July 31, 1996 and October 31, 1996. Any fee paid pursuant to clause (e) shall be creditable against any fee payable under clause (b), (c) or (d) above. Any fee paid under clause (b) above shall be creditable against any fee subsequently paid under clause (c) above, and vice versa.

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

                       Wallace Computer Services, Inc.          Page 9
                                  FORM 10-Q
                  For Quarterly Period Ended January 31, 1996

                   Report of Independent Public Accountants
         ------------------------------------------------------------

To the Stockholders of Wallace Computer Services, Inc.

We have reviewed the accompanying consolidated balance sheet of Wallace Computer Services, Inc., (a Delaware Corporation) and subsidiary as of January 31,
1996, and the related consolidated statements of income for the three-month and six-month periods ended January 31, 1996 and 1995, and the consolidated statements of cash flows for the six-month periods ended January 31, 1996, and 1995. These financial statements are the responsibility of the company's management.

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

Arthur Andersen LLP
Chicago, Illinois
February 20, 1996

                       Wallace Computer Services, Inc.          Page 10
                                   FORM 10-Q
                  For Quarterly Period Ended January 31, 1996

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations
------------------------------------------------------------


     Results of Operations
     ------------------------------

     There have been no material changes in financial condition since the preceding fiscal year which ended July 31, 1995.

     For the three month period ended January 31, 1996, net sales increased 24.6% to $219,545,000. Net income for the second quarter increased
     45.7% to $19,571,000 or 86 cents per share, from $13,436,000 or 60 cents per share in fiscal 1995. Pretax income for the quarter was up by $10,663,000 or 50.4%. The after tax impact of expenses related to the hostile takeover attempt by Moore Corporation Limited was $1,770,000 or 8 cents per share. The second quarter includes the recognition of an additional $1,500,000 of expense relating to the Goldman Sachs letter agreement. The impact of the Goldman Sachs fees pursuant to the letter agreement will be fully recognized in the fiscal year ended July 31, 1996. For the six month period ended January 31, 1996, net sales increased
     29.7% to $433,983,000. Net income for the first half increased 44.9% to $36,349,000 or $1.60 per share, from $25,079,000 or $1.12 per share in fiscal 1995. Pretax income for the half was up by $19,389,000 or 49.1%. The after tax impact of hostile takeover expenses was $4,270,000 or 19 cents per share.

     Cost of goods sold represented 62.2% of sales versus 64.5% in the second quarter of fiscal 1995. The second quarter of fiscal 1996 includes a LIFO credit of approximately $1.2 million or 3.4 cents per share. The credit is due to a decrease in paper prices offset by higher finished goods inventory levels anticipated by year-end. Cost of goods sold for the first half was 62.9% in fiscal 1996 versus 64.4% in fiscal 1995. Total LIFO credits for the first half were $1.0 million or 2.8 cents per share. The LIFO provision for the first half of 1995 was $3.6 million or 10.3 cents per share.

     Selling and administrative expenses were 17.2% of sales versus 18.7% in the second quarter last year. For the first half of fiscal 1996, expenses are 17.2% of sales versus 18.9% in fiscal 1995. These decreases are attributable to maintaining fixed costs while increasing sales.

     The provision for depreciation and amortization is up 20.6% in the first half from fiscal 1995. This increase is the result of the Company's continued reinvestment in capital resources and system development.

     Interest income for the first half decreased by $571,000 or 28.8% from the same period one year ago. The reduction is due to the decrease in cash and short-term investments attributable to reinvestment in the Company through capital expenditures and acquisitions. Interest expense, which is shown net of capitalized interest, decreased $141,000 or 20.3% between years. The reduction of interest expense is due to the retirement of $6,110,000 of debt during fiscal 1995.

     Operating income for the quarter was up $10,984,000 or 53.6%. For the first half, operating income was up $19,819,000 or 51.9%. For fiscal 1996 this represents 13.4% to sales versus 11.4% for fiscal 1995.

                       Wallace Computer Services, Inc.          Page 11
                                   FORM 10-Q
                  For Quarterly Period Ended January 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
-------------------------------------------------------------------------
        Liquidity and Capital Resources
     ------------------------------------------

     Working capital increased by $15,467,000 from July 31, 1995, with a current ratio of 3.6 at January 31, 1996. Long-term debt includes $23,500,000 of industrial revenue bonds at rates ranging from 3.3% to 3.45%, as well as $2,100,000 related to acquisitions made in the prior fiscal year. Long-term debt currently represents 5.0% of total capitalization.

     Capital expenditures for the first six months totaled $32,792,000. For the full fiscal year, capital expenditures are expected to be $60.0 million, which are expected to be financed through internally generated funds and by the Industrial Revenue Bond for our Lebanon facility.

     Stockholders' equity increased by 6.8% to $486.9 million at January 31, 1996.

     Cash balances remain adequate to fund current operations. There have been no borrowings under short- term lines of bank credit thus far in this fiscal year.

     Current inventory levels are believed to be in-line with the inventory levels necessary to satisfy customer demand. The company anticipates having adequate sources of supply of raw materials to meet future business requirements.

     Common Stock
     -------------------

     On September 7, 1995, the Board of Directors increased the annualized dividend rate to $.86 per share, a 16.2% increase from fiscal 1995.

     Other
     -------

     Effective February 1, 1996, the Company sold the Lasermax division to Stralfors A.B. of Ljungby, Sweden in a cash transaction which approximates book value. It is not anticipated that the sale will affect the earnings forecast for fiscal 1996.

     On February 8, 1996 the Company completed the acquisition of Forms Engineering Company. The acquisition was a cash transaction and will be accounted for using the purchase method. Though the acquisition is anticipated to be additive to fiscal 1996 earnings, it is not expected to have a material impact.

                      Wallace Computer Services, Inc.          Page 12
                                   FORM 10-Q
                  For Quarterly Period Ended January 31, 1996

                          Part II  Other Information
                      ---------------------------------

Item 1    Legal Proceedings
-----------------------------------

     THE MOORE ACTION. On July 31, 1995, Moore Corporation Limited ("Moore") and FRDK, Inc. ("FRDK") commenced an action in the United States
     District Court for the District of Delaware by filing a complaint (the "Moore Action") against the Company and each of the directors of the Company, entitled MOORE CORPORATION LIMITED AND FRDK, INC. V. WALLACE COMPUTER SERVICES, INC., ROBERT J. CRONIN, THEODORE DIMITRIOU, FRED F. CANNING, WILLIAM N. LANE, III, NEELE E. STEARNS, JR., R. DARRELL EWERS, RICHARD F. DOYLE AND WILLIAM E. OLSEN. The Moore Action, as amended by the Amended and Supplemental Complaint filed on October 17, 1995, asserts, among other things, that the use of certain anti-takeover devices and other defensive measures by the Company is not proportionate nor within the range of reasonable responses to the tender offer made by FRDK, a wholly owned subsidiary of Moore, to purchase all outstanding shares of common stock of the Company, together with associated preferred stock purchase rights (the "Rights") issued pursuant to the Rights Agreement, dated as of March 14, 1990 (the "Rights Agreement"), at a price of $60.00 net to the seller in cash (the "Offer"), and is in breach of the directors' fiduciary duties to the Company's stockholders. The Moore Action also asserts that the Offer and a merger with FRDK or another wholly owned subsidiary of Moore (the "Proposed Merger") and proxy solicitation comply or will comply with all applicable laws and other obligations and seeks a declaratory judgment that the Offer and the Proposed Merger and proxy solicitation comply with all applicable laws and other obligations. The Moore Action seeks: (i) preliminary and permanent injunctive relief prohibiting the Company, its directors, officers and certain other related parties from taking steps to impede the ability of the Company's stockholders to consider and make their own determination as to whether to accept the terms of the Offer or give or withhold consent to the terms of the proxy solicitation, or taking any other action to thwart or interfere with the Offer, the Proposed Merger or the proxy solicitation; (ii)(a) to compel the Company's directors to redeem the Rights or amend the Rights Agreement to make the Rights inapplicable to the Offer and the Proposed Merger, and (b) preliminary and permanent injunctive relief enjoining the Company, its directors, officers and certain other related parties from taking any action to implement and distribute the Rights and from taking actions pursuant to the Rights Agreement; (iii)(a) to compel the Company's directors to approve the Offer and the Proposed Merger for the purposes of Section
     203 of the Delaware General Corporation Law ("Section 203"),and (b) preliminary and permanent injunctive relief enjoining the Company, its directors, officers and certain other related parties from taking any actions to enforce or apply Section 203 that would interfere with the Offer; and (iv)(a) to compel the Company's directors to approve the Offer and the Proposed Merger for purposes of Article Ninth of the Restated Certificate of Incorporation of the Company ("Article Ninth"), and (b) preliminary and permanent injunctive relief enjoining the Company, its directors, officers and certain other related parties from taking any actions to enforce or apply Article Ninth that would interfere with the Offer. On August 15, 1995, the Company and each of the directors of the Company filed a Motion to Dismiss the Moore Action. On September 19,
     1995, the United States District Court for the District of Delaware denied the Motion to Dismiss. On September 25, 1995, the Company and its directors filed an Answer and Counterclaim in the United States District Court for the District of Delaware in connection with the Moore Action. The counterclaim brought against Moore, Bidder and Reto Braun, Chairman of the Board and Chief Executive Officer of Moore, asserts (i) that the effect of the transactions contemplated by the Offer to Purchase may be substantially to lessen competition in a relevant market and therefore violate Section 7 of the Clayton Act, 15 U.S.C. Section 18; and (ii) that Moore, the Bidder, and Mr. Braun have made false and misleading statements of fact in connection with the

                      Wallace Computer Services, Inc.                Page  13
                                FORM 10-Q
                  For Quarterly Period Ended January 31, 1996

Item 1    Legal Proceedings (continued)
---------------------------------------
     Offer and their proxy solicitation materials. The counterclaim seeks declaratory and injunctive relief (i) enjoining Moore and the Bidder from acquiring any voting securities of the Company and (ii) enjoining Moore, the Bidder and Mr. Braun from acquiring any shares of Common Stock of the Company until 60 days after they have fully complied with the Securities Exchange Act of 1934, as amended. On December 4, 1995, the United State District Court for the District of Delaware issued an Order and an Opinion. Pursuant to the Order and Opinion, the Court denied Moore and the Bidder's motion for a preliminary injunction with respect to the breach of fiduciary claim. In addition, the Court granted Moore and the Bidder's motion to dismiss the Company's antitrust counterclaim. On January 23, 1996, the Court entered a final judgment dismissing all claims in the action with prejudice. On January 29, 1996, the Company filed a notice of appeal with the District Court in order to appeal the Court's dismissal of the Company's antitrust counterclaim described above.

     STOCKHOLDER ACTIONS. The Company and its directors have been named as defendants in three purported class actions filed between July 31, 1995 and August 3, 1995 on behalf of the public stockholders of the Company in the Court of Chancery of the State of Delaware in and for New Castle County. These actions are entitled: BERNARD KOFF V. THEODORE DIMITRIOU, FRED CANNING, WILLIAM N. LANE, NEELE E. STEARNS, JR., ROBERT J. CRONIN, DARRELL R. EWERS, RICHARD F. DOYLE, WILLIAM E.OLSEN, AND WALLACE COMPUTER SERVICES, INC.; KITTY LAPERRIERE V. WALLACE COMPUTER SERVICES, INC., THEODORE DIMITRIOU AND ROBERT J. CRONIN ; AND ROBIN K. PITTMAN
     v. THEODORE DIMITRIOU, FRED F. CANNING, WILLIAM N. LANE, III, NEELE E. STEARNS, JR., ROBERT J. CRONIN, DARRELL R. EWERS, RICHARD F. DOYLE,
     WILLIAM E. OLSEN, AND WALLACE COMPUTER SERVICES, INC. (collectively, the "Stockholder Actions"). The complaints in the Stockholder Actions contain substantially similar allegations, and allege breach of fiduciary duty claims arising out of the proposal by FRDK to acquire the Company. The complaints in the Stockholder Actions also seek substantially similar relief, including declaratory and injunctive relief barring defendants from breaching their fiduciary duties to plaintiffs and the putative class members and taking steps to impede any offer to acquire the Company, as well as damages in an unspecified amount. On September 22, 1995, the plaintiffs in KOFF V. DIMITRIOU, et al. and LAPERRIERE V. WALLACE COMPUTER SERVICES, INC. et al. filed an Amended
     Class Action Complaint, which, among other things, consolidates the actions such plaintiffs filed in the Court of Chancery of the State of Delaware. The Amended Class Action Complaint, among other things, seeks injunctive relief with respect to enforcement of certain amendments to the Company's Profit Sharing Plan and Profit Sharing Trust. On November 21, 1995, the plaintiffs in KOFF v. DIMITRIOU, et al. and LAPERRIER V. WALLACE COMPUTER SERVICES, INC., et al. filed a Second Amended Class Action Complaint in the Court of Chancery of the State of Delaware. The plaintiffs' counsel in the Stockholders Actions has extended the time in which the Company must answer or otherwise respond to the complaint until ten days from the date plaintiffs' counsel requests such a response.

Items 2 and 3  None
-------------------

                      Wallace Computer Services, Inc.          Page 14
                                   FORM 10-Q
                 For Quarterly Period Ended January 31, 1996

Item 4    Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
     The Company held its annual meeting of stockholders on December 8, 1995. The annual meeting was adjourned and reconvened on January 5, 1996. At the reconvened annual meeting, the Inspectors of Election submitted the final results of the meeting. The results are as follows:

       1) Election of three directors for the class of directors whose terms are expiring at the 1995 Annual Meeting.

                                            For        Withhold
                                         ----------    --------
                   Robert J. Cronin        6,007,763   553,743
                   R. Darrell Ewers        6,008,643   552,863
                   Neele E. Stearns, Jr.   6,009,788   551,718

                   Albert W. Isenman III  12,768,938   131,484
                   Curtis A. Hessler      12,769,278   131,144
                   Robert P. Rittereiser  12,769,378   131,044

       2) Moore's proposal to remove all members of the Board of Directors of the Company, other than Moore's director nominees if they are then directors of the Company.

                       For        Against    Abstain
                    ----------   ---------   -------
                    13,573,971   5,571,564   316,973

       3) Moore's proposal to amend the company's By-laws to fix the number of directors of the Company at five.

                        For        Against    Abstain
                    ----------   ---------   --------
                     13,574,701   5,569,027   317,400

       4) Moore's proposal to repeal each provision of the Company's By-laws or amendment thereto adopted without stockholder approval subsequent to February 15, 1995 and prior to the 1995 Annual Meeting.

                         For        Against    Abstain
                     ----------    ---------   -------
                     13,508,342    5,632,629   315,157

       5) Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants for fiscal year 1996.

                         For       Against     Abstain
                      ----------   -------    ---------
                      14,239,747   183,627    5,039,052

     At the reconvened annual meeting, Albert W. Isenman III, Curtis A.
     Hessler and Robert P. Rittereiser were elected directors of the Company. They joined Richard F. Doyle, William E. Olsen, Theodore Dimitriou, Fred F. Canning and William N. Lane III on the Board of Directors. Proposals 2 and 3 failed to obtain the affirmative vote of 80% of the outstanding shares

                      Wallace Computer Services, Inc.          Page 15
                                   FORM 10-Q
                  For Quarterly Period Ended January 31, 1996

Item 4    Submission of Matters to a Vote of Security Holders (continued)
-------------------------------------------------------------------------
     and consequently were not adopted. Proposal 4 obtained the affirmative vote of a majority of the shares represented and entitled to vote at the annual meeting and consequently was adopted. Proposal 5 obtained the affirmative vote of stockholders holding a majority of the shares entitled to vote and consequently was adopted. On January 5, 1996, the Board of Directors increased the size of the Board from eight to nine members and elected Mr. Cronin to fill the resulting vacancy.

Item 5    None
-------------------

Item 6    Exhibits
-----------------------
     (a)  Exhibits

       3.1 Amended & Restated By-Laws of Registrant effective as of January 5, 1996.

       27.1    Financial Data Schedule

     (b)  Reports on Form 8-K

       No reports on Form 8-K have been filed by the Company during the quarter ended January 31, 1996.

                                                             Page 16
                      Wallace Computer Services, Inc.
                                  FORM 10-Q
                 For Quarterly Period Ended January 31, 1996


                                 SIGNATURES
                            ---------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        WALLACE COMPUTER SERVICES, INC.





         March 6, 1996                  /s/ ROBERT J. CRONIN
     --------------------        -------------------------------------
             Date                          Robert J. Cronin
                                 President and Chief Executive Officer



        March 6, 1996                 /s/ MICHAEL J. HALLORAN
     -------------------        ---------------------------------------
            Date                        Michael J. Halloran
                                Vice President,Chief Financial Officer,
                                      and Assistant Secretary
                                   (Principal Accounting Officer)