Form 10-Q
period 1996-04-30
WALLACE COMPUTER SERVICES INC
filed 1996-06-07
CIK 104348

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q
                                 QUARTERLY REPORT
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


               April 30, 1996                               1-6528
- --------------------------------------------   --------------------------------
       For the quarterly period ended               Commission file number


                           WALLACE COMPUTER SERVICES, INC
        ----------------------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)


                Delaware                                36-2515832
- ---------------------------------------   --------------------------------------
   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)


        4600 W. Roosevelt Road, Hillside, Illinois             60162
    -------------------------------------------------   --------------------
         (Address of Principal Executive Offices)            (ZIP CODE)


            (312) 626-2000                              22,878,894
- --------------------------------------   ---------------------------------------
    (Registrant's Telephone Number,       (Number of Common Shares Outstanding
         Including Area Code)                     as of May 31, 1996)


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

                        Wallace Computer Services, Inc.                  Page 2
                                   FORM 10-Q
                   For Quarterly Period Ended April 30, 1996

                         Part I  Financial Information

Item 1.  Financial Statements
- --------------------------------------

     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations and financial position for the nine months ended April 30, 1996, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                   Wallace Computer Services, Inc. and Subsidiary
                      Consolidated Income Statement (Unaudited)

                                               For the Nine Months Ended
                                                       April 30
                                       ----------------------------------------
                                                       %                    %
                                           1996      Sales      1995      Sales
                                       ------------  -----  ------------  -----
Net Sales                              $647,745,000  100.0  $514,637,000  100.0
Cost and Expenses
  Cost of goods sold (Note 1)           406,648,000   62.8   328,070,000   63.7
  Selling and administrative expenses   112,915,000   17.4    98,607,000   19.2
  Provision for depreciation and
       amortization                      33,280,000    5.1    27,245,000    5.3
  Hostile takeover expenses (Note 5)      8,683,000    1.3             0    0.0
                                       ------------  -----  ------------  -----
    Total costs and expenses           $561,526,000   86.7  $453,922,000   88.2
                                       ------------  -----  ------------  -----
  Operating Income                       86,219,000   13.3    60,715,000   11.8
                                       ------------  -----  ------------  -----
  Interest income                        (1,995,000)  (0.3)   (2,747,000)  (0.5)
  Interest expense                          955,000    0.1     1,030,000    0.2
                                       ------------  -----  ------------  -----
  Income before Income Taxes             87,259,000   13.5    62,432,000   12.1
  Provision for Income Taxes (Note 4)    33,460,000    5.2    22,902,000    4.4
                                       ------------  -----  ------------  -----
  Net Income                            $53,799,000    8.3   $39,530,000    7.7
                                       ============  =====  ============  =====
Net Income per Share                          $2.36                $1.76
                                              =====                =====
Average Common Shares Outstanding        22,773,000           22,457,000
                                         ==========            =========
Dividends Declared Per Share                 $0.645               $0.555
                                             ======               ======

The accompanying notes are an integral part of this statement.

                      Wallace Computer Services, Inc.                   Page 3
                                 FORM 10-Q
                 For Quarterly Period Ended April 30, 1996


              Wallace Computer Services, Inc. and Subsidiary
                 Consolidated Income Statement (Unaudited)

                                              For the Three Months Ended
                                                        April 30
                                       ----------------------------------------
                                                       %                    %
                                            1996     Sales      1995      Sales
                                       ------------  -----  ------------  -----
Net Sales                              $213,762,000  100.0  $180,119,000  100.0

Cost and Expenses
  Cost of goods sold (Note 1)           133,781,000   62.6   112,755,000   62.6
  Selling and administrative expenses    38,233,000   17.9    35,433,000   19.7
  Provision for depreciation and
       amortization                      11,781,000    5.5     9,421,000    5.2
  Hostile takeover expenses (Note 5)      1,772,000     .8             0    0.0
                                       ------------  -----  ------------  -----
    Total costs and expenses           $185,567,000   86.8  $157,609,000   87.5
                                       ------------  -----  ------------  -----
  Operating Income                       28,195,000   13.2    22,510,000   12.5
                                       ------------  -----  ------------  -----
  Interest income                          (582,000)  (0.3)     (763,000)  (0.4)
  Interest expense                          402,000    0.2       336,000    0.2
                                       ------------  -----  ------------  -----
  Income before Income Taxes             28,375,000   13.3    22,937,000   12.7
  Provision for Income Taxes (Note 4)    10,924,000    5.1     8,487,000    4.7
                                       ------------  -----  ------------  -----
    Net Income                          $17,451,000    8.2   $14,450,000    8.0
                                       ============  =====  ============  =====
Net Income per Share                          $0.76                $0.64
                                              =====                =====
Average Common Shares Outstanding        22,860,000           22,534,000
                                         ==========           ==========
Dividends Declared Per Share                 $0.215               $0.185
                                             ======               ======

The accompanying notes are an integral part of this statement.

               Wallace Computer Services, Inc. and Subsidiary            Page 4
                         Consolidated Balance Sheet

                                                  April 30, 1996  July 31, 1995
                                                    (Unaudited)     (Audited)
                                                  --------------  -------------
Assets
Current Assets
  Cash and Cash Equivalents                          $14,211,000   $10,815,000
  Short-term Investments (Note 3)                     23,768,000    30,242,000
  Accounts Receivable                                145,900,000   130,036,000
  Less-Allowance for Doubtful Accounts                 3,145,000     2,671,000
                                                    ------------  ------------
     Net Receivables                                 142,755,000   127,365,000
  Inventories (Note 1)                                80,432,000    79,523,000
  Advances and Prepaid Expenses                       18,607,000    10,927,000
                                                    ------------  ------------
     Total Current Assets                            279,773,000   258,872,000
                                                    ------------  ------------
Property, Plant and Equipment, at Cost               544,693,000   487,207,000
Less-Reserves for Depreciation and Amortization      258,637,000   230,691,000
                                                    ------------  ------------
  Net Property, Plant and Equipment                  286,056,000   256,516,000
                                                    ------------  ------------
Intangible Assets Arising from Acquisitions           43,475,000    26,575,000
Cash Surrender Value of Life Insurance                31,850,000    26,836,000
Systems Development Costs                             20,895,000    15,253,000
Other Assets                                           5,349,000     8,650,000
                                                    ------------  ------------
Total Assets                                        $667,398,000  $592,702,000
                                                    ============  ============
Liabilities and Stockholders' Equity
Current Portion of Long-Term Debt                             $0      $205,000
Accounts Payable                                      37,407,000    24,209,000
Accrued Salaries, Wages, Profit Sharing and Other     44,932,000    41,308,000
                                                    ------------   -----------
  Total Current Liabilities                           82,339,000    65,722,000
                                                    ------------   -----------
Long-Term Debt                                        30,600,000    25,600,000
Deferred Income Taxes                                 30,276,000    24,095,000
Deferred Compensation and Retirement Benefits         23,665,000    21,167,000
Stockholders' Equity
  Common Stock (Note 2)
     Outstanding-22,875,775 shares at
     April 30, 1996 and 22,689,563 shares
     at July 31, 1995                                 22,876,000    22,689,000
  Additional Capital                                  50,995,000    45,800,000
  Retained Earnings                                  426,888,000   387,810,000
  Unrealized Loss on Securities (Note 3)                (241,000)     (181,000)
                                                    ------------  ------------
  Total Stockholders' Equity                         500,518,000   456,118,000
                                                    ------------  ------------
Total Liabilities and Stockholders' Equity          $667,398,000  $592,702,000
                                                    ============  ============

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiary          Page 5
               Consolidated Statement of Cash Flows (Unaudited)

                                                       For the Nine Months
                                                           Ended April 30
                                                     -------------------------
                                                        1996           1995
                                                    -----------    -----------
Cash Flows from Operating Activities:
  Net Income from operations                         $53,799,000   $39,530,000
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                    33,280,000    27,245,000
     Deferred taxes                                    3,464,000      (107,000)
     (Gain)/loss on disposal of property                 (34,000)       15,000
  Changes in assets and liabilities
     Accounts receivable                              (7,700,000)  (27,161,000)
     Inventories                                      (4,280,000)  (12,953,000)
     Advances and prepaid expenses                    (3,259,000)     (831,000)
     Other assets                                    (13,859,000)  (11,527,000)
     Accounts payable and other liabilities           10,974,000    10,197,000
     Accrued income taxes                             (2,056,000)     (985,000)
     Deferred compensation and retirement benefits     2,498,000     2,940,000
                                                     -----------   -----------
  Net cash provided by operating activities           72,827,000    26,363,000
                                                     -----------   -----------
Cash Flows from Investing Activities:
  Capital expenditures                               (46,180,000)  (38,364,000)
  Short-term investments                               6,474,000    25,574,000
  Proceeds from disposal of property                     159,000        23,000
  Unrealized loss on securities (Note 3)                 (60,000)     (169,000)
  Purchase of Lampro Graphics and R&S Label Corp               0   (17,017,000)
  Purchase of FEC                                    (34,807,000)            0
  Sale of Lasermax                                     5,641,000             0
                                                     -----------   -----------
  Net cash used in investing activities              (68,773,000)  (29,953,000)
                                                     -----------   -----------
Cash Flows from Financing Activities:
  Proceeds from issuance of common and treasury
    stock                                              5,382,000     3,330,000
  Cash dividends paid                                (14,000,000)  (11,896,000)
  Amounts paid on long-term debt                        (205,000)   (3,144,000)
  Proceeds from issuance of short-term debt            4,216,000     4,829,000
  Proceeds from issuance of long-term debt             5,000,000     2,100,000
  Retirement of short-term and acquired debt          (4,216,000)   (6,474,000)
  Proceeds from construction funds held by trustee     3,165,000     1,340,000
                                                     -----------   -----------
Net cash used in financing activities                   (658,000)   (9,915,000)
                                                     -----------   -----------
Net changes in cash and cash equivalents               3,396,000   (13,505,000)
Cash and cash equivalents at beginning of year        10,815,000    17,587,000
                                                     -----------   -----------
Cash and cash equivalents at April 30                $14,211,000    $4,082,000
                                                     ===========   ===========
Supplemental Disclosure:
  Interest paid (net of interest capitalized)          $(172,000)     $302,000
  Income taxes paid (net of refunds received)         35,600,000    25,204,000

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiary         Page  6
                  Notes to Consolidated Financial Statements
                               April 30, 1996
                                 (Unaudited)

Note 1 - Inventories

     Inventories at April 30, 1996, and July 31, 1995, were as follows:

                             April 30, 1996    July 31, 1995
                             --------------    -------------
          Raw materials         $23,495,000      $25,981,000
          Work in process         2,292,000        2,060,000
          Finished products      54,645,000       51,482,000
                             --------------    -------------
                                $80,432,000      $79,523,000
                             ==============    =============

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

Note 2 - Stock Options

     As of April 30, 1996, options to purchase 465,830 shares of common stock were outstanding and 726,541 shares of common stock were available for future grants under the Company's Stock Option and Employee Stock Purchase Plans.

     The Company has authorized 50,000,000 shares of common stock and has issued 22,875,775 as of April 30, 1996. Of these shares, 986,780 have been repurchased and 986,780 have been reissued under the Employee Stock Purchase Plan and through the exercise of stock options. The number of shares held in treasury at April 30, 1996 is 0. At July 31, 1995, 22,796,176 shares had been issued of which 986,780 had been repurchased and 880,167 have been reissued. The number of shares held in treasury at July 31, 1995 was 106,613.

Note 3 - Changes in Accounting

     Effective August 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." . The adoption of this statement had no impact on net income, but decreased shareholders' equity by $181,000 at July 31, 1995,and by $241,000 at April 30, 1996
     (net of tax).

                      Wallace Computer Services, Inc.                   Page 7
                                 FORM 10-Q
                 For Quarterly Period Ended April 30, 1996

Note 3 - Accounting Change (continued)


     The amortized cost and market value of investments as of July 31, 1995, and as of April 30, 1996 were as follows:


                                 Amortized    Unrealized Holding      Market
July 31, 1995                       Cost       Gains      Losses       Value
- -------------                   -----------   --------   --------   -----------
Available-for-Sale
     State, Municipal
      & Other Govt Debt         $21,293,000   $113,000    $23,000   $21,383,000
     Equity                       9,251,000          0    392,000     8,859,000
Held-to-Maturity
    State, Municipal
     & Other Govt Debt                    0          0          0             0
                                -----------   --------   --------   -----------
Total Short-term Investments    $30,544,000   $113,000   $415,000   $30,242,000
                                ===========   ========   ========   ===========
Long-term Available-for-Sale
     Equity                      $1,992,000         $0         $0    $1,992,000
                                ===========   ========   ========   ===========

                                 Amortized     Unrealized Holding      Market
April 30, 1996                     Cost          Gains     Losses       Value
- --------------                  -----------   ---------   --------  -----------
Available-for-Sale
     State, Municipal
      & Other Govt Debt             $60,000          $0    $23,000      $37,000
      Equity                     24,109,000           0    378,000   23,731,000
Held-to-Maturity
     State, Municipal
      & Other Govt Debt                   0           0          0            0
                                -----------   ---------   --------  -----------
Total Short-term Investments    $24,169,000          $0   $401,000  $23,768,000
                                ===========   =========   ========  ===========
Long-term Available-for-Sale
     Equity                      $1,917,000          $0         $0   $1,917,000
                                ===========   =========   ========  ===========

     Maturities for all debt securities classified as short-term are less than one year. The long-term investment is included in the 'Other Assets' section of the balance sheet.

     In the nine months ended April 30, 1996, proceeds on the sale of available-for-sale securities were $23,323,000, with gross realized losses of $107,000. The amortized cost of these securities was based on specific identification. No securities during the period were classified as trading securities. The change in net unrealized loss on available-for-sale securities from July 31, 1995 to April 30, 1996 was $60,000 (net of tax).

     There have been no sales of held-to-maturity securities other than at their maturity date.

                       Wallace Computer Services, Inc.                 Page 8
                                  FORM 10-Q
                  For Quarterly Period Ended April 30, 1996

Note 4 - Income Taxes


     Effective August 1, 1995, the Company increased its effective tax rate from 37% to 38%. Effective November 1, 1995, the Company again increased its effective tax rate from 38% to 38.5%. These changes were primarily due to a reduction in tax-free investment income. The income tax rate for the first three quarters of fiscal 1995 was 36.7%.

Note 5 - Hostile Takeover Expense Commitments

     Included in hostile takeover expenses is $1,500,000 for the quarter and $6,500,000 for the nine months ended April 30, 1996 related to a letter agreement with Goldman Sachs & Co. ("Goldman Sachs") dated July 30, 1995. Pursuant to the letter agreement (the "Letter Agreement"), the company has retained Goldman Sachs as financial advisor with respect to the unsolicited tender offer from FRDK, Inc., a wholly owned subsidiary of Moore Corporation Limited, (the "Offer") and certain other possible transactions. Pursuant to the Letter Agreement, the Company has agreed to pay: (a) a fee of $500,000, payable on the date of the Letter Agreement (which amount has been paid and is creditable against any fees payable under clause (b), (c) or (d) below); (b) if 15% or more of the outstanding stock of the Company is acquired by Moore or any other person or group (including the Company), in one or a series of transactions, or if all or substantially all of the assets of the Company are transferred, in one or a series of transactions, by way of a sale, distribution or liquidation, a fee equal to 0.62% of the aggregate value of all such transactions (in the event at least 50% of the outstanding stock of the Company is acquired by Moore or any other person, such aggregate value will be determined as if such acquisition were of 100% of the stock of the Company); (c) if the Company or any entity formed or owned in substantial part or controlled by the Company or one or more members of senior management of the Company or any employee benefit plan of the Company or any of its subsidiaries effects certain recapitalization transactions, a fee equal to 0.62% of the aggregate value of such transaction; (d) if the Company sells, distributes or liquidates all of its assets, or a portion of its assets having an aggregate value of $50 million or more, and no fee is otherwise payable pursuant to clause (b) or (c) above, a fee based upon the aggregate value of such transaction pursuant to a schedule ranging from 2.00% if the aggregate value of the transaction is $50 million, to 0.75% if the aggregate value of the transaction is $750 million or more; and (e) in the event no transaction of the type described in clause (b) or (c) above has been consummated by any of the following dates, a fee of $1.5 million on each such date as of which no transaction has been consummated: October 31, 1995, January 31, 1996, April 30, 1996, July 31, 1996 and October 31, 1996.
     Any fee paid pursuant to clause (e) shall be creditable against any fee payable under clause (b), (c) or (d) above. Any fee paid under clause
     (b) above shall be creditable against any fee subsequently paid under clause (c) above, and vice versa.

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

                       Wallace Computer Services, Inc.                  Page 9
                                  FORM 10-Q
                  For Quarterly Period Ended April 30, 1996

Note 6 - Subsequent Events

         On June 5, 1996, the Board of Directors approved a two-for-one split of the company's common shares and will distribute one additional share of common stock for each share outstanding to shareholders of record as of the close of business on July 15, 1996.

         The Board also authorized the repurchase of up to $100 million of the company's stock. Shares will be repurchased from time to time at the discretion of the company at prices prevailing at the time of repurchase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- ---------------------------------------------------------------------

     Results of Operations
     ---------------------

     There have been no material changes in financial condition since the preceding fiscal year which ended July 31, 1995.

     For the three month period ended April 30, 1996, net sales increased
     18.7% to $213,762,000. Net income for the third quarter increased 20.8% to $17,451,000 or 76 cents per share, from $14,450,000 or 64 cents per share in fiscal 1995. Pretax income for the quarter was up by $5,438,000 or 23.7%. The after tax impact of expenses related to the hostile takeover attempt by Moore Corporation Limited was $1,090,000 or 5 cents per share.

     For the nine month period ended April 30, 1996, net sales increased 25.9% to $647,745,000. Net income for the first three quarters increased 36.1% to $53,799,000 or $2.36 per share, from $39,530,000 or $1.76 per share in fiscal 1995. Pretax income for the three quarters was up by $24,827,000 or 39.8%. The after tax impact of hostile takeover expenses was $5,360,000 or 24 cents per share. The impact of the Goldman Sachs fees pursuant to the letter agreement will be fully recognized in the fiscal year ended July 31, 1996.

     Cost of goods sold represented 62.6% of sales in both the third quarter of fiscal 1996 and 1995. The third quarter of fiscal 1996 includes a LIFO credit of $4,032,000 or 10.8 cents per share. The credit is due to a decrease in paper prices offset by higher finished goods inventory levels anticipated by year-end. Cost of goods sold for the three quarters was 62.8% in fiscal 1996 versus 63.7% in fiscal 1995. Total LIFO credits for the three quarters were $5,046,000 or 13.6 cents per share. The LIFO provision for the first three quarters of 1995 was $6,633,000 or 18.7 cents per share.

     Selling and administrative expenses were 17.9% of sales versus 19.7% in the third quarter last year. For the first three quarters of fiscal 1996, expenses are 17.4% of sales versus 19.2% in fiscal 1995. These decreases are attributable to maintaining fixed costs while increasing sales.

     The provision for depreciation and amortization is up 22.2% in the first three quarters from fiscal 1995. This increase is the result of the Company's continued reinvestment in capital resources and system development.

                           Wallace Computer Services, Inc.            Page 10
                                      FORM 10-Q
                      For Quarterly Period Ended April 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
- -----------------------------------------------------------------------
     Interest income for the first three quarters decreased by $752,000 or 27.4% from the same period one year ago. The reduction is due to the decrease in cash and short term investments attributable to reinvestment in the Company through capital expenditures and acquisitions. Interest expense, which is shown net of capitalized interest, decreased $75,000 or 7.3% between years. The reduction of interest expense is attributable to the retirement of $6,110,000 of debt during fiscal 1995 and a $5,000,000 increase in debt related to the FEC acquisition.

     Operating income for the quarter was up $5,685,000 or 25.3%. For the first three quarters, operating income was up $25,504,000 or 42.0%. For fiscal 1996 this represents 13.3% to sales versus 11.8% for fiscal 1995.

     Liquidity and Capital Resources
     -------------------------------

     Working capital increased by $4,284,000 from July 31,1995, with a current ratio of 3.4 at April 30, 1996. Long-term debt includes $23,500,000 of industrial revenue bonds at rates ranging from 4.15% to 4.25%, as well as $2,100,000 related to acquisitions made in the prior fiscal year and $5,000,000 related to the FEC acquisition this fiscal year. Long-term debt currently represents 5.8% of total capitalization.

     Capital expenditures for the first nine months totaled $46,180,000. For the full fiscal year, capital expenditures are expected to be $60.0 million, which are expected to be financed through internally generated funds and by the Industrial Revenue Bond for our Lebanon facility.

     Stockholders' equity increased by 9.7% to $500.5 million at April 30, 1996.

     Cash balances remain adequate to fund current operations. There have been no borrowings under short term lines of bank credit thus far in this fiscal year.

     On June 5, 1996, the Board of Directors authorized the repurchase of up to $100 million of the company's stock. The company intends to finance the stock repurchase program through both working capital generated from operations as well as by utilizing lines of credit up to $100 million.
     The company has secured commitments for these lines of credit from two local banks and is currently finalizing formalized agreements with them.

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

                          Wallace Computer Services, Inc.               Page 11
                                     FORM 10-Q
                     For Quarterly Period Ended April 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
- -------------------------------------------------------------------
     Other
     -------

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

                          Part II Other Information
                       -------------------------------

Item 1  Legal Proceedings
- -----------------------------------

     THE MOORE ACTION. On July 31, 1995, Moore Corporation Limited ("Moore") and FRDK, Inc. ("FRDK") commenced an action in the United States District Court for the District of Delaware by filing a complaint (the "Moore Action") against the Company and each of the directors of the Company, entitled MOORE CORPORATION LIMITED AND FRDK, INC. V. WALLACE COMPUTER SERVICES, INC., ROBERT J. CRONIN, THEODORE DIMITRIOU, FRED F. CANNING, WILLIAM N. LANE, III, NEELE E. STEARNS, JR., R. DARRELL EWERS, RICHARD F. DOYLE AND WILLIAM E OLSEN. The Moore Action, as amended by the Amended and Supplemental Complaint filed on October 17, 1995, asserts, among other things, that the use of certain anti-takeover devices and other defensive measures by the Company is not proportionate nor within the range of reasonable responses to the tender offer made by FRDK, a wholly owned subsidiary of Moore, to purchase all outstanding shares of common stock of the Company, together with associated preferred stock purchase rights (the "Rights") issued pursuant to the Rights Agreement, dated as of March 14, 1990 (the "Rights Agreement"), at a price of $60.00 net to the seller in cash (the "Offer"), and is in breach of the directors' fiduciary duties to the Company's stockholders. The Moore Action also asserts that the Offer and a merger with FRDK or another wholly owned subsidiary of Moore (the "Proposed Merger") and proxy solicitation comply or will comply with all applicable laws and other obligations and seeks a declaratory judgment that the Offer and the Proposed Merger and proxy solicitation comply with all applicable laws and other obligations. The Moore Action seeks: (i) preliminary and permanent injunctive relief prohibiting the Company, its directors, officers and certain other related parties from taking steps to impede the ability of the Company's stockholders to consider and make their own determination as to whether to accept the terms of the Offer or give or withhold consent to the terms of the proxy solicitation, or taking any other action to thwart or interfere with the Offer, the Proposed Merger or the proxy solicitation; (ii)(a) to compel the Company's directors to redeem the Rights or amend the Rights Agreement to make the Rights inapplicable to the Offer and the Proposed Merger, and (b) preliminary and permanent injunctive relief enjoining the Company, its directors, officers and certain other related parties from taking any action to implement and distribute the Rights and from taking actions pursuant to the Rights Agreement; (iii)(a) to compel the Company's directors to approve the Offer and the Proposed Merger for the purposes of Section 203 of the Delaware General Corporation Law ("Section 203"), and (b) preliminary and permanent injunctive relief enjoining the Company,

                            Wallace Computer Services, Inc.             Page 12
                                       FORM 10-Q
                       For Quarterly Period Ended April 30, 1996

Item 1 Legal Proceedings (continued)
- ------------------------------------
     its directors, officers and certain other related parties from taking any actions to enforce or apply Section 203 that would interfere with the Offer; and (iv)(a) to compel the Company's directors to approve the Offer and the Proposed Merger for purposes of Article Ninth of the Restated Certificate of Incorporation of the Company ("Article Ninth"), and (b) preliminary and permanent injunctive relief enjoining the Company, its directors, officers and certain other related parties from taking any actions to enforce or apply Article Ninth that would interfere with the Offer. On August 15, 1995, the Company and each of the directors of the Company filed a Motion to Dismiss the Moore Action. On September 19,
     1995, the United States District Court for the District of Delaware denied the Motion to Dismiss. On September 25, 1995, the Company and its directors filed an Answer and Counterclaim in the United States District Court for the District of Delaware in connection with the Moore Action.
     The counterclaim brought against Moore, Bidder and Reto Braun, Chairman of the Board and Chief Executive Officer of Moore, asserts (i) that the effect of the transactions contemplated by the Offer to Purchase may be substantially to lessen competition in a relevant market and therefore violate Section 7 of the Clayton Act, 15 U.S.C. Section 18; and (ii) that Moore, the Bidder, and Mr. Braun have made false and misleading statements of fact in connection with the Offer and their proxy solicitation materials. The counterclaim seeks declaratory and injunctive relief (i) enjoining Moore and the Bidder from acquiring any voting securities of the Company and (ii) enjoining Moore, the Bidder and Mr. Braun from acquiring any shares of Common Stock of the Company until 60 days after they have fully complied with the Securities Exchange Act of 1934, as amended. On December 4, 1995, the United States District Court for the District of Delaware issued an Order and an Opinion. Pursuant to the Order and Opinion, the Court denied Moore and the Bidder's motion for a preliminary injunction with respect to the breach of fiduciary claim. In addition,the Court granted Moore and the Bidder's motion to dismiss the Company's antitrust counterclaim. On January 23, 1996, the Court entered a final judgment dismissing all claims in the action with prejudice. On January 29, 1996, the Company filed a notice of appeal with the District Court in order to appeal the Court's dismissal of the Company's antitrust counterclaim described above. Briefing on the appeal is currently pending.

     STOCKHOLDER ACTIONS. The Company and its directors have been named as defendants in three purported class actions filed between July 31, 1995 and August 3, 1995 on behalf of the public stockholders of the Company in the Court of Chancery of the State of Delaware in and for New Castle County. These actions are entitled: BERNARD KOFF V. THEODORE DIMITRIOU, FRED CANNING, WILLIAM N. LANE, NEELE E. STEARNS, JR., ROBERT J. CRONIN, DARRELL R. EWERS, RICHARD F. DOYLE, WILLIAM E. OLSEN, AND WALLACE COMPUTER SERVICES, INC.; KITTY LAPERRIERE V. WALLACE COMPUTER SERVICES INC., THEODORE DIMITRIOU AND ROBERT J. CRONIN ; AND ROBIN K. PITTMAN V. THEODORE DIMITRIOU, FRED F. CANNING, WILLIAM N. LANE, III, NEELE E. STEARNS, JR., ROBERT J. CRONIN, DARRELL R. EWERS, RICHARD F. DOYLE, WILLIAM E. OLSEN,
     AND WALLACE COMPUTER SERVICES INC. (collectively, the "Stockholder Actions"). The complaints in the Stockholder Actions contain substantially similar allegations, and allege breach of fiduciary duty claims arising out of the proposal by FRDK to acquire the Company. The complaints in the Stockholder Actions also seek substantially similar relief, including declaratory and injunctive relief barring defendants from breaching their fiduciary duties to plaintiffs and the putative class members and taking steps to impede any offer to acquire the Company, as well as damages in an unspecified amount. On September 22, 1995, the plaintiffs in KOFF V. DIMITRIOU, et al. and LAPERRIERE V. WALLACE COMPUTER SERVICES INC., et al. filed an Amended Class Action Complaint, which, among other things, consolidates the actions such plaintiffs filed in the Court of Chancery of the State of Delaware. The Amended Class Action Complaint, among other things, seeks injunctive relief with respect to enforcement of certain amendments to the Company's Profit Sharing Plan and Profit Sharing Trust.

                        Wallace Computer Services, Inc.                Page 13
                                   FORM 10-Q
                   For Quarterly Period Ended April 30, 1996

Item 1 Legal Proceedings (continued)
- ------------------------------------
     On November 21, 1995, the plaintiffs in KOFF V. DIMITRIOU, et al. and LAPERRIERE V. WALLACE COMPUTER SERVICES, INC., et al. filed a Second Amended Class Action Complaint in the Court of Chancery of the State of Delaware. The plaintiffs' counsel in the Stockholders Actions has extended the time in which the Company must answer or otherwise respond to the complaint until ten days from the date plaintiffs' counsel requests such a response.

Items 2 thru 5 None
- -------------------


Item 6    Exhibits
- -----------------------
     (a)  Exhibits
       10.1 Addendum to Indemnification Agreement with Officer for FEC Employee Stock Ownership Trust

       27.1    Financial Data Schedule

     (b)  Reports on Form 8-K

       No reports on Form 8-K have been filed by the Company during the quarter ended April 30, 1996.

                        Wallace Computer Services, Inc.                Page 14
                                   FORM 10-Q
                   For Quarterly Period Ended April 30, 1996


                                  SIGNATURES
                             ---------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        WALLACE COMPUTER SERVICES, INC.





   June 6, 1996                       /s/ ROBERT J. CRONIN
- ------------------             -------------------------------------
      Date                                Robert J. Cronin
                               President and Chief Executive Officer




   June 6, 1996                      /s/ MICHAEL J. HALLORAN
- ------------------             ---------------------------------------
       Date                              Michael J. Halloran
                               Vice President,Chief Financial Officer,
                                     and Assistant Secretary
                                  (Principal Accounting Officer)