Form 10-K405
period 1996-07-31
WALLACE COMPUTER SERVICES INC
filed 1996-10-28
CIK 104348

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      FORM 10-K

/x/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (Fee Required)
/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (No Fee Required)

For the fiscal year ended July 31, 1996          Commission File Number 1-6528

                           Wallace Computer Services, Inc.
                           -------------------------------
                (Exact name of registrant as specified in its charter)

              Delaware                                36-2515832
              --------                                ----------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)

    2275 Cabot Drive   Lisle, Illinois                   60532
    ----------------------------------                   -----
   (Address of principal executive offices)           (Zip Code)

    Registrant's telephone number, including area code:    (630) 588-5000
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
    -------------------               -----------------------------------------
    Common Stock, $1.00 par value              New York Stock Exchange
    Series A Preferred Stock                   New York Stock Exchange
      Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X   Yes      No
                                         -----     -----

State the aggregate market value of the voting stock held by nonaffiliates of the registrant.
    $1,246,972,355 (BASED ON THE OCTOBER 15, 1996, CLOSING PRICE OF THESE SHARES ON THE NEW YORK STOCK EXCHANGE)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
    AS OF OCTOBER 15, 1996,  43,562,353 SHARES OF COMMON STOCK WERE
    OUTSTANDING.

Documents incorporated by reference:
    1. Annual Report to Stockholders for 1996 - Parts I, II, and IV of this Form 10-K
    2.  Definitive Proxy Statement - Part III of this Form 10-K

Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                                  TABLE OF CONTENTS

Form 10-K
Item No.      Name of Item                                               Page
--------      ------------                                               ----

Part I

    Item 1    Business                                                    3
    Item 2    Properties                                                  7
    Item 3    Legal Proceedings                                           10
    Item 4    Submission of Matters to a Vote of
              Security Holders                                            12

Part II

    Item 5    Market for the Registrant's Common Equity and
              Related Stockholder Matters                                 13
    Item 6    Selected Financial Data                                     13
    Item 7    Management's Discussion and Analysis of
              Financial Condition and Results of Operations               13
    Item 8    Financial Statements and Supplementary Data                 13
    Item 9    Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure                      13

Part III

    Item 10   Directors and Executive Officers of the
              Registrant                                                  14
    Item 11   Executive Compensation                                      16
    Item 12   Security Ownership of Certain Beneficial
              Owners and Management                                       16
    Item 13   Certain Relationships and Related
              Transactions                                                17

Part IV

    Item 14   Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K                                     18

    Signatures                                                            30

    Exhibit Index                                                         31

Wallace Computer Services, Inc.                                Fiscal 1996 10-K

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

         (c)  Narrative Description of Business

              (1)  Principal Products and Services

                   Principal products and services supplied by the Company include the design, manufacture and sale of both paper based and electronic business forms, industrial and consumer catalogs, directories and price lists, pressure sensitive labels, packaging labels, computer and business machine ribbons, a standard line of office products forms, and direct mail promotional printing. The Company also markets computer accessory supplies, office supplies, and computer hardware and software.

                   The only class of similar products that contributed 10% or more of total sales for the past three years is printed products. The contribution of printed products to total sales was 92% for fiscal 1996, 90% for fiscal 1995, and 90% for fiscal 1994.

ITEM 1   Continued

              (2) The principal raw material used by the Company is paper which is purchased in the open market from numerous suppliers in a variety of weights, widths, color and sizes.

                   The Company believes that it has adequate sources of supply of raw materials to meet the requirements of its business. The Company's current inventory levels are in line with the inventory levels necessary to satisfy customer demand that the Company anticipates for fiscal year 1997.

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

              (4) The tax forms product lines (which accounts for less than 2% of consolidated net sales) are sold primarily in the first six months of the Company's fiscal year.

              (5) The Company continues to maintain a strong working capital position, with a current ratio of 3.1 at July 31, 1996 (3.9 at July 31, 1995). The Company funds its operating needs through internally generated funds. The Company has not borrowed any money for working capital since 1974.

                   Business conditions require the Company to produce and store inventories to meet its customers' requirements. Custom and stock finished goods inventories are stored throughout the United States in both public and company-owned warehouses. Finished products represent 68.8% of total inventory at July 31, 1996.

                   Substantially all of the Company's sales are made on terms of Net 30 days. The accounts receivable balance at July 31, 1996, increased by 16.9%, mainly attributable to the increase in fourth quarter sales and the acquisition of FEC. Further information on liquidity and capital resources is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 23-24 of the Company's Annual Report to Stockholders for 1996, which is incorporated herein by reference.

ITEM 1   Continued

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

                   The direct mail catalog operation accounts for less than 2% of the Company's sales. Customers are offered products through a general catalog, plus monthly flyers that offer special pricing on a limited number of products. The general catalog carries approximately 8,000 items. Most of the paper-based products in the catalog are produced by the Company. Products sold through the catalog are either drop-shipped directly from the manufacturer to the customer, or shipped from the Company's warehouses in California, Illinois, and Pennsylvania.

                   The office products wholesaler/dealer distribution network accounts for approximately 12% of the Company's sales. The network is accessed through the use of the Company's direct sales force, who are paid a salary plus commissions. The wholesaler/dealer distribution network is located throughout the United States and Canada. The product line sold through the network consists mainly of office and paper products and computer supplies. The Company is also doing an increasing amount of business with the office superstores, which are estimated to control approximately 20% to 25% of the office products market.

ITEM 1     Continued

              (8) The principal markets served by the Company are business forms, direct response printing, pressure sensitive labels, and office/computer products.

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

                   The direct response printing market is made up of two components. First, the commercial printing market segment served by the Company includes the design and manufacture of industrial and consumer catalogs, directories and price lists that require computer manipulation of data for electronic type composition. The Company primarily competes with commercial printers. This market is highly competitive and is very large in comparison to the Company's sales in this area, with most work being done on a job bid basis.

                   The second component of the direct response printing market is promotional printing. This market segment includes the printing of

ITEM 1     Continued

                   high quality brochures, letters and other mailed pieces that are then personalized via computerized imaging. These mailings include sweepstakes, credit card offerings, and other business solicitation mailings. These services are part of the $31 billion direct mail industry. This market is also very large in comparison to the Company's sales.

                   The pressure sensitive label market is highly competitive with over 2,600 converters in the United States. This market is estimated to total approximately $3.0 billion.

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

              (11) The total number of persons employed by the Company was
                   4,131 as of July 31, 1996.

              (d) Foreign Operation and Export Sales

                   Net sales and income derived from export sales are not material.

ITEM 2   PROPERTIES

         The Company's corporate offices are located in Lisle, Illinois, a suburb of Chicago.

         The Company believes that all of its properties are well maintained and in good operating condition.

ITEM 2   Continued

The following are the Company's principal properties:

                                 Approximate
                                   Square
Location                           Footage       Description
--------                           -------       -----------

Gastonia, North Carolina           120,000       Business Forms Plant
                                                 - owned by Company.

Luray, Virginia                    162,300        Business Forms Plant
                                                 - owned by Company.

Marlin, Texas                      115,700        Business Forms Plant
                                                 - owned by Company.

Metter, Georgia                    216,300       Warehouse and Distribution
                                                 Center and Manufacturing
                                                 Plant for the Business Forms
                                                 and Direct Response Printing
                                                 Group - owned by Company.

Osage, Iowa                        152,500       Business Forms Plant
                                                 - owned by Company.

San Luis Obispo,                   110,000       Business Forms Plant
  California                                     - owned by Company.

Hillside, Illinois                 206,600       Direct Response Printing
                                                 Plant and Corporate and
                                                 Sales Offices (35,000 square
                                                 feet) attached to plant
                                                 - owned by Company.

Lebanon, Kentucky                   89,200       Direct Response Printing
                                                 Plant - owned by Company.

Bellwood, Illinois                  30,000       Engineering Facilities
                                                 - lease ending March, 1997.

Lisle, Illinois                    105,000       Corporate Headquarters
                                                 - owned by Company

ITEM 2     Continued

                                  Approximate
                                    Square
Location                            Footage       Description
--------                            --------      -----------

Hillside, Illinois                    24,400     Additional Corporate Offices
                                                 - owned by Company.

Brenham, Texas                       128,200     Office Products and Label
                                                 Manufacturing Plant
                                                 - owned by Company.

Streetsboro, Ohio                     80,000     Label Manufacturing Plant
                                                 - owned by Company.

Wilson, North Carolina               127,200     Label Manufacturing Plant
                                                 - owned by Company.

Cincinnati, Ohio                      22,900     Label Manufacturing Plant
                                                 - owned by Company.

Lodi, California                     138,100     Warehouse and Distribution
                                                 Center and Manufacturing
                                                 Plant for the Label, Office
                                                 Products and Direct
                                                 Response Printing Groups
                                                 - owned by Company.

St. Charles, Illinois                293,000     Warehouse and Distribution
                                                 Center and Manufacturing
                                                 Plant for the Business Forms
                                                 and Office Products Groups
                                                 - owned by Company.

St. Charles, Illinois                 92,400     Distribution Center and
                                                 Manufacturing Plant for the
                                                 Direct Response Printing and
                                                 Label Groups - owned by
                                                 Company

Ontario, California                  114,500     Distribution Center
                                                 - lease ending October, 2001

Osage, Iowa                          104,400     Office Products Plant
                                                 - owned by Company.

ITEM 2     Continued

                                  Approximate
                                     Square
Location                            Footage       Description
--------                            --------      -----------

Covington, Tennessee                 241,700     Warehouse and Distribution
                                                 Center, and Office Products
                                                 Plant - owned by Company.

Allentown, Pennsylvania              101,400     Warehouse and Distribution
                                                 Center, and Direct Response
                                                 Printing Plant - owned by
                                                 Company.

Clinton, Illinois                    219,000     Direct Response Printing
                                                 Plant - owned by Company.

LaPalma, California                   22,100     Direct Response Printing
                                                 Plant - lease ending in 2015

LaPalma, California                   43,200     Direct Response Printing
                                                 Plant - lease ending in 2015

Manchester, Vermont                  162,300     Direct Response Printing
                                                 Plant - owned by Company.

Tonawanda, New York                  113,000     Direct Response Printing
                                                 Plant - owned by Company.

Elk Grove Village, Illinois          142,000     Direct Response Printing
                                                 Plant and Label Group
                                                 Office - owned by Company.

Distribution warehouses and sales offices throughout the United States are leased.

ITEM 3   LEGAL PROCEEDINGS

         On September 20, 1996, Mr. Guy Wyser-Pratte filed a complaint against the Company in the United States District Court for the Northern District of Illinois, Case No. 96 C 6087 (the "Wyser-Pratte Litigation"). In that complaint, Mr. Wyser-Pratte alleges that a preliminary version of the Company's proxy statement for the 1996 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission but not distributed by the Company to its stockholders, was misleading because (i) it did not properly disclose the issues with respect to the legality under Delaware

ITEM 3    Continued

         law and the Company's Certificate of Incorporation of Mr. Wyser-Pratte's proposal to amend the Company's Bylaws to require the Company's Board to terminate defensive actions following a cash tender offer for all of the outstanding capital stock of the Company unless approved by a stockholder vote (the "Tender Offer Proposal"), and (ii) it did not indicate that the proxy statement issued by Moore Corporation Limited ("Moore") in connection with the 1995 Annual Meeting of Stockholders of the Company contained the following statement: "The Moore Nominees are committed, SUBJECT TO THE FULFILLMENT OF THE FIDUCIARY DUTIES THEY WOULD HAVE AS DIRECTORS OF WALLACE, to giving each Wallace stockholder the opportunity to receive not less than $60 per Share for all of their shares and to take such steps as are necessary to permit the [Moore] Offer and [Moore's proposed merger] to proceed." (emphasis added) Mr. Wyser-Pratte further alleges that such preliminary version of the proxy statement was misleading because it did not state the reasons why Messrs. Hessler, Isenman and Rittereiser (the three Wallace directors nominated by Moore), in fulfilling their fiduciary duties as directors of the Company, joined with the other directors of the Company in unanimously recommending that the stockholders of the Company vote in favor of the Board's nominees and against Mr. Wyser-Pratte's proposals. The complaint also seeks a declaration that the purported Bylaw amendment reflected in Mr. Wyser-Pratte's Tender Offer Proposal is lawful under Delaware law. On October 10, 1996, the Company filed a motion to dismiss Mr. Wyser-Pratte's complaint in its entirety, or in the alternative, if the request for a declaration of the legality of the purported Bylaw amendment reflected in Mr. Wyser-Pratte's Tender Offer Proposal is not dismissed, to certify to the Delaware Supreme court in the issue of whether the purported Bylaw amendment reflected in Mr. Wyser-Pratte's Tender Offer Proposal is lawful under Delaware law. The Company's motion is currently pending before the Court. The Company believes the Wyser-Pratte Litigaton is without merit, and intends to vigorously defend the Wyser-Pratte Litigation.

         The Company and certain of its directors have been named as defendants in three purported class actions filed between July 31, 1995 and August 3, 1995 on behalf of the public stockholders of the Company in the Court of Chancery of the State of Delaware in and for New Castle County. These actions are entitled: BERNARD KOFF V. THEODORE DIMITRIOU, FRED CANNING, WILLIAM N. LANE, NEELE E. STEARNS, JR., ROBERT J. CRONIN, DARRELL R. EWERS, RICHARD F. DOYLE, WILLIAM E. OLSEN, AND WALLACE COMPUTER SERVICES, INC.; KITTY LAPERRIERE V. WALLACE COMPUTER SERVICES, INC., THEODORE DIMITRIOU AND ROBERT J. CRONIN; AND ROBIN K. PITTMAN V. THEODORE DIMITRIOU, FRED F. CANNING, WILLIAM N. LANE, III, NEELE E. STEARNS, JR., ROBERT J. CRONIN, DARRELL
         R. EWERS, RICHARD F. DOYLE, WILLIAM E. OLSEN, AND WALLACE COMPUTER SERVICES, INC. (collectively,

ITEM 3    Continued

         the "Stockholder Actions"). The complaints in the Stockholder Actions contain substantially similar allegations, and allege breach of fiduciary duty claims arising out of the proposal by FRDK to acquire the Company. The complaints in the Stockholder Actions also seek substantially similar relief, including declaratory and injunctive relief barring defendants from breaching their fiduciary duties to plaintiffs and the putative class members and taking steps to impede any offer to acquire the Company, as well as damages in an unspecified amount. The plaintiffs filed a second amended complaint on November 21, 1995, and stipulated that the defendants need not answer or otherwise plead until some unspecified future date. There has been no activity in this matter since February 8, 1996. The Company intends to vigorously defend the Stockholders Actions if the plaintiffs seek to revive them.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of the Company is contained in
Item 10 below.

                                       Part II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The total number of holders of record of the Company's common stock was 3,318 as of October 15, 1996. Information about the market and payment of dividends for the Company's common stock is contained in the 1996 Annual Report to Stockholders on page 25, and is incorporated herein by reference.

ITEM 6   SELECTED FINANCIAL DATA

         Selected financial data for each of the eleven years ended July 31, 1996, is contained in the Company's Annual Report to Stockholders for 1996, on pages 18-19, and is incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended July 31, 1996 is contained in the Company's Annual Report to Stockholders for 1996, on pages 20-25, and is incorporated herein by reference.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated balance sheets of the Company as of July 31, 1996 and 1995, the consolidated statements of income, cash flows and stockholders' equity for the years ended July 31, 1996, 1995 and 1994, and the notes to consolidated financial statements, together with the report of Arthur Andersen LLP thereon dated September 4, 1996, are contained in the Company's Annual Report to Stockholders for 1996, on pages 26-34, and are incorporated herein by reference. Quarterly financial information for the years ended July 31, 1996 and 1995 is included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is contained in the Company's Annual Report to Stockholders for 1996 on page 25, and is incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                       Part III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the directors of the Company is contained in the Company's definitive Proxy Statement dated October 8, 1996, on pages 6-7, and is incorporated herein by reference.

         EXECUTIVE OFFICERS OF THE COMPANY

         (a)  Names, ages and positions of the executive officers:

         Name                     Age       Position
         ----                     ---       --------
         Thomas G. Brooker        38        Vice President - General
                                            Manager - Office Products

         Robert J. Cronin         51        President and Chief Executive
                                            Officer

         Bruce D'Angelo           44        Vice President - Corporate Sales

         Theodore Dimitriou       70        Chairman of the Board

         Michael O. Duffield      44        Senior Vice President -
                                            Operations

         Michael J. Halloran      48        Vice President - Chief Financial
                                            Officer and Assistant Secretary

         Donald J. Hoffmann       58        Vice President - Engineering
                                            and Research

         Michael T. Laudizio      39        Secretary

         Michael T. Leatherman    43        Senior Vice President - Chief
                                            Information Officer

         William J. Montanez      43        Assistant Treasurer

         Michael M. Mulcahy       54        Vice President - General
                                            Manager - Colorforms Group

         Wayne E. Richter         40        Vice President - General
                                            Manager - Label Group

ITEM 10   Continued

         All officers are elected at the Annual Meeting of the Board of Directors, which is held immediately after the Annual Meeting of Stockholders.

         (b)  Business Experience of the Executive Officers:

              Mr. Brooker has been with the Company since 1981. He was elected Vice President - General Manager - Office Products in 1995. Mr. Brooker was previously Vice President - General Manager - Tops Division from 1993 to 1995, and Vice President - Sales - Tops Division from 1992 to 1993. Prior to that time, Mr. Brooker held various positions in sales management, most recently as National Sales Manager from 1991 to 1992.

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

              Mr. Halloran has been with the Company since 1975. He was elected Vice President - Chief Financial Officer in 1987.

              Mr. Hoffmann has been with the Company since 1969. He was elected Vice President - Engineering and Research in 1986.

ITEM 10   Continued

              Mr. Laudizio has been with the company since 1989. He was elected Secretary in 1995. Also in 1995 he was named Division Vice President Taxes. Previously, Mr. Laudizio had been Director of Taxation since 1989. In addition to that position, he had been Assistant Secretary since 1994.

              Mr. Leatherman has been with the Company since 1990. He was elected Senior Vice President - Chief Information Officer in 1995. Mr. Leatherman was previously Vice President - Management Information Services.

              Mr. Montanez has been with the Company since 1992. He was appointed Assistant Treasurer in 1996. Mr. Montanez previously had been Director of Benefits and Risk Management since 1995 and Risk Manager from 1992 to 1995. Prior to that time, Mr. Montanez had been Risk Manager for Rand McNally.

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

ITEM 11  EXECUTIVE COMPENSATION

         Information concerning management remuneration and transactions for the year ended July 31, 1996 is contained in the Company's definitive Proxy Statement dated October 8, 1996, on pages 13-22, and is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning the beneficial ownership of the Company's common stock is contained in the Company's definitive Proxy Statement dated October 8, 1996, on pages 24-26, and is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is contained in the Company's definitive Proxy Statement dated October 8, 1996, in Schedule II on pages II-1 through II-3, and is incorporated herein by reference.

Wallace Computer Services, Inc.                               Fiscal 1996 10-K

                                       Part IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Financial statements and schedules are included in this Form 10-K Annual Report as indicated below. Those portions of the 1996 Annual Report to Stockholders listed below are hereby incorporated by reference.

                                                           Page Number
                                                           Annual Report
                                                           to Stockholders
                                                            ---------------

         Quarterly Financial Data for the years
         ended July 31, 1996 and 1995                           25

         Consolidated Statements of Income
         for the years ended July 31, 1996,
         1995, and 1994                                         26

         Consolidated Statements of
         Stockholders' Equity for the years
         ended July 31, 1996, 1995, and 1994                    27

         Consolidated Balance Sheets as of
         July 31, 1996 and 1995                                 28

         Consolidated Statements of Cash
         Flows for the years ended July 31,
         1996, 1995, and 1994                                   29

         Notes to Consolidated Financial Statements           30-33

         Report of Independent Public Accountants               34

         Schedule -

              II   Valuation and Qualifying Accounts - Page 29 of Form 10-K

         Schedules Omitted

              All other schedules have been omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

ITEM 14  Continued

         (b) A report on Form 8-K was filed in July 1996. The exhibit filed with the report was:

              (1) A press release of the Registrant dated July 30, 1996 setting the date of the next Annual Meeting.

         (c)  Exhibit Index

         3.   ARTICLES OF INCORPORATION AND BY-LAWS

              3.1A Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on January 7, 1987 (previously filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1987, and incorporated herein by reference to such Report)

              3.1B Certificate of Amendment amending Section 1 of Article FOURTH of the Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on November 28, 1989 (previously filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1987, and incorporated herein by reference to such Report)

              3.1C Certificate of Designation, Preferences and Rights of Series A Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on March 15, 1990 (previously filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

              3.2 Amended and Restated By-Laws of the Registrant as adopted on January 5, 1996 (previously filed as Exhibit
                        3.1 to the Registrant's Quarterly Report on Form 10-Q dated January 31, 1996, and incorporated herein by reference to such Report)

ITEM 14     Continued

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

         10.  MATERIAL CONTRACTS

              10.1 Form of Rights Agreement, dated as of March 14, 1990, between Registrant and Harris Trust and Savings Bank, as Rights Agent, which includes as Exhibit A the Certificate of Designation, Preferences and Rights of Series A Preferred Stock, as Exhibit B the form of Rights Certificate, and as Exhibit C the form of Summary of Rights (previously filed as Exhibit 28.2 to the Registrant's Current Report on Form 8-K dated March 14, 1990, and incorporated herein by reference to such Report)

              10.2A Fourth Amended and Restated Agreement made and entered into as of January l, 1993 between the Registrant and Theodore Dimitriou (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

              10.2B First Amendment to Fourth Amended and Restated Agreement made and entered into as of January l, 1993 between the Registrant and Theodore Dimitriou (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

              10.2C Second Amendment to Fourth Amended and Restated Agreement made and entered into as of January 1, 1993 between the Registrant and Theodore Dimitriou (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated October 31, 1995, and incorporated herein by reference to such Report)

ITEM 14  Continued

              10.3 1989 Stock Option Plan of the Registrant, which amends and restates as a single, integrated plan the 1974 Non-Qualified Stock Option Plan of the Registrant and the 1981 Incentive Stock Option Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

              10.4A Executive Incentive Plan of the Registrant, as restated to reflect Amendment No. 3 thereto, adopted as of November 9, 1994 (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

              10.4B Fourth Amendment, adopted as of September 6, 1995, to the Executive Incentive Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

              10.5A 1988 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988, and incorporated herein by reference to such Report)

              10.5B 1989 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

              10.5C 1990 Deferred Compensation /Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

              10.5D     First Amendment to the 1990 Deferred
                        Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

              10.5E 1991 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's

ITEM 14  Continued

                        Annual Report on Form 10-K for the fiscal year ended July 31, 1991, and incorporated herein by reference to such Report)

              10.5F     First Amendment to the 1991 Deferred
                        Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

              10.5G 1993 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

              10.5H     First Amendment to the 1993 Deferred
                        Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

              10.5I 1994 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report)

              10.5J     First Amendment to the 1994 Deferred
                        Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

              10.5K 1995 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

              10.5L     First Amendment to the 1995 Deferred
                        Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

ITEM 14  Continued

              10.5M 1996 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q dated October 31, 1995, and incorporated herein by reference to such Report)

              10.6 Supplemental Profit-Sharing Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988, and incorporated herein by reference to such Report)

              10.7A Executive Severance Pay Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

              10.7B First Amendment to the Executive Severance Pay Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

              10.8 Employee Annual Bonus Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report)

              10.9A Employee Long-Term Performance Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report)

              10.9B First Amendment of the Employee Long-Term Performance Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

              10.10 Employee Stock Option Guideline of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report)

ITEM 14  Continued

              10.11A 1988 Deferred Compensation/Capital Accumulation Plan for Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988, and incorporated herein by reference to such Report)

              10.11B 1989 Deferred Compensation/Capital Accumulation Plan for Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

              10.11C 1993 Deferred Compensation/Capital Accumulation Plan for Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

              10.11D 1994 Deferred Compensation/Capital Accumulation Plan for Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report)

              10.11E 1995 Deferred Compensation/Capital Accumulation Plan for Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

              10.11F 1996 Deferred Compensation/Capital Accumulation Plan for Directors of the Registrant (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q dated October 31, 1995, and incorporated herein by reference to such Report)

              10.12 Retirement Plan for Outside Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

              10.13 Employee Stock Purchase Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-

ITEM 14  Continued

                        K for the fiscal year ended July 31, 1992, and incorporated herein by reference to such Report)

              10.14A Employee Severance Pay Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1992, and incorporated herein by reference to such Report)

              10.14B First Amendment of the Employee Severance Pay Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

              10.15A Form of Indemnification Agreement with Director between the Registrant and each of the following: Robert J. Cronin, Theodore Dimitriou, Richard F. Doyle, Curtis A. Hessler, Albert W. Isenman III, William N. Lane III, William E. Olsen, John C. Pope and Robert P. Rittereiser (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

              10.15B Form of Addendum to Indemnification Agreement with Director (Member of Profit Sharing Committee) between the Registrant and each of the following: Robert J. Cronin and Theodore Dimitriou (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

              10.15C Form of Indemnification Agreement with Director (Member of Profit Sharing Committee) between the Registrant and Robert P. Rittereiser

              10.16A Form of Indemnification Agreement with Officer between the Registrant and each of the following: Thomas G. Brooker, Robert J. Cronin, Bruce D'Angelo, Theodore Dimitriou, Michael O. Duffield, Michael J. Halloran, Donald J. Hoffmann, Michael T. Laudizio, Michael T. Leatherman, William J. Montanez, Michael M. Mulcahy, and Wayne E. Richter (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

ITEM 14  Continued

              10.16B Form of Addendum to Indemnification Agreement with Officer (Trustee of Profit Sharing and Retirement Trust and Member of Profit Sharing Committee) between the
                        Registrant and each of the following:   Robert J.
                        Cronin, Theodore Dimitriou and Michael J. Halloran (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

              10.16C Form of Addendum to Indemnification Agreement with Officer (Member of Profit Sharing Committee) between the Registrant and Michael O. Duffield (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

              10.17A Acquisition Agreement dated as of July 18, 1991, by and among Wallace Computer Services, Inc., a Delaware corporation, MGI Industries, Inc., a New Jersey corporation, Colorforms Incorporated, a Delaware corporation, Colorforms Image Center, Inc., an Illinois corporation, Colorforms Mailing Services, Inc., an Illinois corporation, Evergreen Realty, a New York partnership, Frank A. Leo, William J. O'Brien, Robert
                        L. Patton, and R. Robert Verniero, including Exhibits and General Schedules but excluding Disclosure Schedules (previously filed as part of Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 20, 1991, and incorporated herein by reference to such Report)

              10.17B Amendment No. 1 dated as of August 7, 1991 to Acquisition Agreement dated as of July 18, 1991 by and among Wallace Computer Services, Inc., a Delaware corporation, MGI Industries, Inc., a New Jersey corporation, Colorforms Incorporated, a Delaware corporation, Colorforms Image Center, Inc., an Illinois corporation, Colorforms Mailing Services, Inc., an Illinois corporation, Evergreen Realty, a New York partnership, Frank A. Leo, William J. O'Brien, Robert
                        L. Patton, and R. Robert Verniero, including Exhibits and General Schedules but excluding Disclosure Schedules (previously filed as part of Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 20, 1991, and incorporated herein by reference to the Report)

              10.17C Supplemental Agreement No. l dated as of August 7, 1991 in connection with Acquisition Agreement dated as of July 18, 1991,

ITEM 14  Continued

                        as amended by Amendment No. l dated as of August 7, 1991, by and among Wallace Computer Services, Inc., a Delaware corporation, MGI Industries, Inc., a New Jersey corporation, Colorforms Incorporated, a Delaware corporation, Colorforms Image Center, Inc., an Illinois corporation, Colorforms Mailing Services, Inc., an Illinois corporation, Evergreen Realty, a New York partnership, Frank A. Leo, William J. O'Brien, Robert
                        L. Patton, and R. Robert Verniero (previously filed as part of Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 20, 1991, and incorporated herein by reference to such Report)

              10.17D Supplemental Agreement No. 2 dated as of August 7, 1991, in connection with Acquisition Agreement dated as of July 18, 1991, as amended by Amendment No. l dated as of August 7, 1991, by and among Wallace Computer Services, Inc., a Delaware corporation, MGI Industries, Inc., a New Jersey corporation, Colorforms Incorporated, a Delaware corporation, Colorforms Image Center, Inc., an Illinois corporation, Colorforms Mailing Services, Inc., an Illinois corporation, Evergreen Realty, a New York partnership, Frank A. Leo, William J. O'Brien, Robert L. Patton, and R. Robert Verniero (previously filed as part of Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 20, 1991, and incorporated herein by reference to such Report)

              10.17E Amendment No. 2 dated as of August 31, 1993, to Acquisition Agreement dated as of July 18, 1991, by and among Wallace Computer Services, Inc., a Delaware corporation (on its own behalf and as successor by merger to MGI Industries, Inc., a New Jersey corporation, and Colorforms Incorporated, a Delaware corporation, Colorforms Image Center, Inc., an Illinois corporation, and Colorforms Mailing Services, Inc., an Illinois corporation), Evergreen Realty, a New York partnership, Frank A. Leo, William J. O'Brien, Robert
                        L. Patton, and R. Robert Verniero (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

              10.18 Agreement made and entered into as of January 1, 1995 between Registrant and Robert J. Cronin (previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated June 14, 1995, and incorporated herein by reference to such Report)

ITEM 14  Continued

              10.19 Form of Addendum to Indemnification Agreement with Officer for FEC Employee Stock Ownership Trust between the Registrant and each of the following: Robert J. Cronin, Theodore Dimitriou and Michael O. Duffield (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated April 30, 1996, and incorporated herein by reference to such Report)

    13. ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT TO SECURITY HOLDERS

         13. Annual Report - Fiscal 1996 of the Registrant (filed as part of this Report only to the extent portions thereof are expressly incorporated by reference in this report)

    21.  SUBSIDIARIES OF REGISTRANT

         21.  Subsidiary of the Company

    23.  CONSENTS OF EXPERTS AND COUNSEL

         23.  Consent of Arthur Andersen LLP.

    27.  FINANCIAL DATA SCHEDULE

         27.  Financial Data Schedule

                    Wallace Computer Services, Inc. and Subsidiary
                   Schedule II - Valuation and Qualifying Accounts
                             For the years ended July 31

                                            1996           1995           1994
                                       ----------     ----------     ----------
Balance at Beginning of Year           $2,671,000     $1,982,000     $1,849,000

Provision for Doubtful Accounts           560,000      1,132,000        893,000

Accounts Written Off Against Allowance    860,000      1,061,000      1,161,000

Recoveries Credited to Allowance          346,000        593,000        401,000

Other Credits (1)                         498,000         25,000            ---
                                       ----------     ----------     ----------
Balance at End of Year                 $3,215,000     $2,671,000     $1,982,000
                                       ----------     ----------     ----------
                                       ----------     ----------     ----------

(1) Fiscal 1996 credit from acquisition of Forms Engineering Company as of February 8, 1996. Fiscal 1995 credit from acquisition of Lampro Graphics, Inc. as of November 1, 1994.

Wallace Computer Services, Inc                               Fiscal 1996 10-K

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 24, 1996.

                                            Wallace Computer Services, Inc.
                                                 /s/ Michael J. Halloran
                                            By
                                                -----------------------------
                                                 Michael J. Halloran
                                                 Vice President, Chief
                                                 Financial Officer and
                                                 Assistant Secretary (principal
                                                 accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities indicated, on October 24, 1996.


    /s/ Theodore Dimitriou                       /s/ William N. Lane III
--------------------------------               ------------------------------
    Theodore Dimitriou                           William N. Lane III
    Chairman of the Board                        Director


    /s/ Robert J. Cronin                         /s/ William E. Olsen
--------------------------------               ------------------------------
    Robert J. Cronin                             William E. Olsen
    Director, President and                      Director
    Chief Executive Officer


    /s/ Richard F. Doyle                         /s/ John C. Pope
--------------------------------               ------------------------------
    Richard F. Doyle                             John C. Pope
    Director                                     Director


    /s/ Curtis A. Hessler                        /s/ Robert P. Rittereiser
--------------------------------               ------------------------------
    Curtis A. Hessler                            Robert P. Rittereiser
    Director                                     Director


    /s/ Albert W. Isenman III
--------------------------------
    Albert W. Isenman III
    Director

                                    Exhibit Index

    Exhibit
    Number                           Description
    ------                           -----------

    3.1A Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on January 7, 1987 (previously filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1987, and incorporated herein by reference to such Report)

    3.1B Certificate of Amendment amending Section 1 of Article FOURTH of the Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on November 28, 1989 (previously filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1987, and incorporated herein by reference to such Report)

    3.1C Certificate of Designation, Preferences and Rights of Series A Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on March 15, 1990 (previously filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

    3.2 Amended and Restated By-Laws of the Registrant as adopted on January 5, 1996 (previously filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q dated January 31, 1996, and incorporated herein by reference to such Report)

    10.1 Form of Rights Agreement, dated as of March 14, 1990, between Registrant and Harris Trust and Savings Bank, as Rights Agent, which includes as Exhibit A the Certificate of Designation, Preferences and Rights of Series A Preferred Stock, as Exhibit B the form of Rights Certificate, and as Exhibit C the form of Summary of Rights (previously filed as Exhibit 28.2 to the Registrant's Current Report on Form 8-K dated March 14, 1990, and incorporated herein by reference to such Report)

    10.2A Fourth Amended and Restated Agreement made and entered into as of January l, 1993 between the Registrant and Theodore Dimitriou (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

    10.2B First Amendment to Fourth Amended and Restated Agreement made and entered into as of January l, 1993 between the Registrant and Theodore Dimitriou (previously filed as part of Exhibit 10 to the Registrant's Annual

    Exhibit
    Number                           Description
    ------                           -----------

              Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

    10.2C Second Amendment to Fourth Amended and Restated Agreement made and entered into as of January 1, 1993 between the Registrant and Theodore Dimitriou (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated October 31, 1995, and incorporated herein by reference to such Report)

    10.3 1989 Stock Option Plan of the Registrant, which amends and restates as a single, integrated plan the 1974 Non-Qualified Stock Option Plan of the Registrant and the 1981 Incentive Stock Option Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

    10.4A Executive Incentive Plan of the Registrant, as restated to reflect Amendment No. 3 thereto, adopted as of November 9, 1994 (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

    10.4B Fourth Amendment, adopted as of September 6, 1995, to the Executive Incentive Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

    10.5A 1988 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988, and incorporated herein by reference to such Report)

    10.5B 1989 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

    10.5C 1990 Deferred Compensation /Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on

    Exhibit
    Number                           Description
    ------                           -----------

              Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

    10.5D First Amendment to the 1990 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

    10.5E 1991 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991, and incorporated herein by reference to such Report)

    10.5F First Amendment to the 1991 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

    10.5G 1993 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

    10.5H First Amendment to the 1993 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995 and incorporated herein by reference to such Report)

    10.5I 1994 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report)

    10.5J First Amendment to the 1994 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

    Exhibit
    Number                           Description
    ------                           -----------

    10.5K 1995 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

    10.5L First Amendment to the 1995 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

    10.5M 1996 Deferred Compensation/Capital Accumulation Plan of the Registrant (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q dated October 31, 1995, and incorporated herein by reference to such Report)

    10.6 Supplemental Profit-Sharing Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988, and incorporated herein by reference to such Report)

    10.7A Executive Severance Pay Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

    10.7B First Amendment to the Executive Severance Pay Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

    10.8 Employee Annual Bonus Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report)

    10.9A Employee Long-Term Performance Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report)

    10.9B First Amendment of the Employee Long-Term Performance Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

    Exhibit
    Number                           Description
    ------                           -----------

    10.10 Employee Stock Option Guideline of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report)

    10.11A 1988 Deferred Compensation/Capital Accumulation Plan for Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988, and incorporated herein by reference to such Report)

    10.11B 1989 Deferred Compensation/Capital Accumulation Plan for Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

    10.11C 1993 Deferred Compensation/Capital Accumulation Plan for Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

    10.11D 1994 Deferred Compensation/Capital Accumulation Plan for Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report)

    10.11E 1995 Deferred Compensation/Capital Accumulation Plan for Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

    10.11F 1996 Deferred Compenstation/Capital Accumulation Plan for Directors of the Registrant (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q dated October 31, 1995, and incorporated herein by reference to such Report)

    10.12 Retirement Plan for Outside Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

    Exhibit
    Number                           Description
    ------                           -----------

    10.13 Employee Stock Purchase Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1992, and incorporated herein by reference to such Report)

    10.14A Employee Severance Pay Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1992, and incorporated herein by reference to such Report)

    10.14B First Amendment of the Employee Severance Pay Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

    10.15A Form of Indemnification Agreement with Director between the Registrant and each of the following: Robert J. Cronin, Theodore Dimitriou, Richard F. Doyle, Curtis A. Hessler, Albert W. Isenman III, William N. Lane III, William E. Olsen, John C. Pope and Robert P. Rittereiser (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

    10.15B Form of Addendum to Indemnification Agreement with Director (Member of Profit Sharing Committee) between the Registrant and each of the following: Robert J. Cronin and Theodore Dimitriou (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

    10.15C Form of Indemnification Agreement with Director (Member of Profit Sharing Committee) between the Registrant and Robert P. Rittereiser

    10.16A Form of Indemnification Agreement with Officer between the Registrant and each of the following: Thomas G. Brooker, Robert
              J. Cronin, Bruce D'Angelo, Theodore Dimitriou, Michael O. Duffield, Michael J. Halloran, Donald J. Hoffmann, Michael T. Laudizio, Michael T. Leatherman, William J. Montanez, Michael M. Mulcahy, and Wayne E. Richter (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

    Exhibit
    Number                           Description
    ------                           -----------

    10.16B Form of Addendum to Indemnification Agreement with Officer (Trustee of Profit Sharing and Retirement Trust and Member of Profit Sharing Committee) between the Registrant and each of the following: Robert J. Cronin, Theodore Dimitriou and Michael J. Halloran (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report)

    10.16C Form of Addendum to Indemnification Agreement with Officer (Member of Profit Sharing Committee) between the Registrant and Michael O. Duffield (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report)

    10.17A Acquisition Agreement dated as of July 18, 1991, by and among Wallace Computer Services, Inc., a Delaware corporation, MGI Industries, Inc., a New Jersey corporation, Colorforms Incorporated, a Delaware corporation, Colorforms Image Center, Inc., an Illinois corporation, Colorforms Mailing Services, Inc., an Illinois corporation, Evergreen Realty, a New York partnership, Frank A. Leo, William J. O'Brien, Robert L. Patton, and R. Robert Verniero, including Exhibits and General Schedules but excluding Disclosure Schedules (previously filed as part of Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 20, 1991, and incorporated herein by reference to such Report)

    10.17B Amendment No. 1 dated as of August 7, 1991 to Acquisition Agreement dated as of July 18, 1991 by and among Wallace Computer Services, Inc., a Delaware corporation, MGI Industries, Inc., a New Jersey corporation, Colorforms Incorporated, a Delaware corporation, Colorforms Image Center, Inc., an Illinois corporation, Colorforms Mailing Services, Inc., an Illinois corporation, Evergreen Realty, a New York partnership, Frank A. Leo, William J. O'Brien, Robert L. Patton, and R. Robert Verniero, including exhibits and General Schedules but excluding Disclosure Schedules (previously filed as part of Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 20, 1991, and incorporated herein by reference to the Report)

    10.17C Supplemental Agreement No. l dated as of August 7, 1991 in connection with Acquisition Agreement dated as of July 18, 1991, as amended by Amendment No. l dated as of August 7, 1991, by and among Wallace Computer Services, Inc., a Delaware corporation, MGI Industries, Inc., a New Jersey corporation,

    Exhibit
    Number                           Description
    ------                           -----------

              Colorforms Incorporated, a Delaware corporation, Colorforms Image Center, Inc., an Illinois corporation, Colorforms Mailing Services, Inc., an Illinois corporation, Evergreen Realty, a New York partnership, Frank A. Leo, William J. O'Brien, Robert L. Patton, and R. Robert Verniero (previously filed as part of Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 20, 1991, and incorporated herein by reference to such Report)

    10.17D Supplemental Agreement No. 2 dated as of August 7, 1991, in connection with Acquisition Agreement dated as of July 18, 1991, as amended by Amendment No. l dated as of August 7, 1991, by and among Wallace Computer Services, Inc., a Delaware corporation, MGI Industries, Inc., a New Jersey corporation, Colorforms Incorporated, a Delaware corporation, Colorforms Image Center, Inc., an Illinois corporation, Colorforms Mailing Services, Inc., an Illinois corporation, Evergreen Realty, a New York partnership, Frank A. Leo, William J. O'Brien, Robert L. Patton, and R. Robert Verniero (previously filed as part of Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 20, 1991, and incorporated herein by reference to such Report)

    10.17E Amendment No. 2 dated as of August 31, 1993, to Acquisition Agreement dated as of July 18, 1991, by and among Wallace Computer Services, Inc., a Delaware corporation (on its own behalf and as successor by merger to MGI Industries, Inc., a New Jersey corporation, and Colorforms Incorporated, a Delaware corporation, Colorforms Image Center, Inc., an Illinois corporation, and Colorforms Mailing Services, Inc., an Illinois corporation), Evergreen Realty, a New York partnership, Frank A. Leo, William J. O'Brien, Robert L. Patton, and R. Robert Verniero (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report)

    10.18 Agreement made and entered into as of January 1, 1995 between Registrant and Robert J. Cronin (previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated June 14, 1995, and incorporated herein by reference to such Report)

    10.19 Form of Addendum to Indemnification Agreement with Officer for FEC Employee Stock Ownership Trust between Registrant and each of the following: Robert J. Cronin, Theodore Dimitriou and Michael
              O. Duffield (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form

    Exhibit
    Number                           Description
    ------                           -----------

              10-Q dated April 30, 1996, and incorporated herein by reference to such Report)

    13 Annual Report - Fiscal 1996 of the Registrant (filed as part of this Report only to the extent portions thereof are expressly incorporated by reference in this report)

    21        Subsidiary of the Company

    23        Consent of Arthur Andersen LLP

    27        Financial Data Schedule