Form 10-Q
period 1996-10-31
WALLACE COMPUTER SERVICES INC
filed 1996-12-13
CIK 104348

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

                                   QUARTERLY REPORT

                          Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934


         October 31, 1996                             1-6528
----------------------------------          --------------------------
  For the quarterly period ended              Commission file number


                           WALLACE COMPUTER SERVICES, INC.
              ----------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)


           Delaware                                      36-2515832
----------------------------------       --------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)


       2275 Cabot Drive   Lisle, Illinois             60532
    ----------------------------------------       ------------
    (Address of Principal Executive Offices)        (ZIP CODE)


         (630) 588-5000                                42,869,938
-------------------------------         ---------------------------------------
(Registrant's Telephone Number,          (Number of Common Shares Outstanding
    Including Area Code)                         as of November 30, 1996)


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

                        Wallace Computer Services, Inc.                   Page 2
                                      FORM 10-Q
                     For Quarterly Period Ended October 31, 1996

                             Part I Financial Information
                             ----------------------------

ITEM 1.  FINANCIAL STATEMENTS

    The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the three months ended October 31, 1996, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                    Wallace Computer Services, Inc. and Subsidiary
                      Consolidated Income Statement (Unaudited)


                                                      For the Three Months Ended
                                                              October 31
                                         ---------------------------------------------------
                                                             %                           %
                                              1996         Sales          1995         Sales
                                         -----------------------     -----------------------
Net Sales                                 $220,793,000     100.0      $214,438,000     100.0

Cost and Expenses
   Cost of goods sold (Note 1)             132,787,000      60.1       136,331,000      63.6
   Selling and administrative expenses      41,229,000      18.7        36,977,000      17.2
   Provision for depreciation and
        amortization                        11,919,000       5.4        10,555,000       4.9
   Hostile takeover expenses                         0       0.0         4,032,000       1.9
                                           -----------      ----       -----------      ----
        Total costs and expenses          $185,935,000      84.2      $187,895,000      87.6
                                           -----------      ----       -----------      ----
   Operating Income                         34,858,000      15.8        26,543,000      12.4
                                           -----------      ----       -----------      ----
   Interest income                            (625,000)     (0.3)         (852,000)     (0.4)
   Interest expense                            474,000       0.2           334,000       0.2
                                           -----------      ----       -----------      ----
   Income before Income Taxes               35,009,000      15.9        27,061,000      12.6
   Provision for Income Taxes (Note 4)      13,829,000       6.3        10,283,000       4.8
                                           -----------      ----       -----------      ----
        Net Income                         $21,180,000       9.6       $16,778,000       7.8
                                           ===========      ====       ===========      ====
Net Income per Share                             $0.48                       $0.37
                                                 =====                       =====
Average Common Shares Outstanding           44,179,000                  45,411,000
                                           ===========                 ===========
Dividends Declared Per Share                   $0.1400                     $0.1075
                                               =======                     =======


The accompanying notes are an integral part of this statement.

                    Wallace Computer Services, Inc. and Subsidiary        Page 3
                              Consolidated Balance Sheet


                                                      October 31, 1996      July 31, 1996
                                                         (Unaudited)          (Audited)
Assets                                                ----------------      -------------
------
Current Assets
   Cash and Cash Equivalents                              $16,323,000         $23,618,000
   Short-term Investments                                   2,886,000          39,025,000
   Accounts Receivable                                    159,075,000         152,133,000
   Less-Allowance for Doubtful Accounts                     3,311,000           3,215,000
                                                        -------------       -------------
       Net Receivables                                    155,764,000         148,918,000
   Inventories (Note 1)                                    72,249,000          71,332,000
   Prepaid Taxes                                            6,491,000          15,138,000
   Advances and Prepaid Expenses                            6,469,000           6,077,000
                                                        -------------       -------------
       Total Current Assets                               260,182,000         304,108,000
                                                        -------------       -------------
Property, Plant and Equipment, at Cost                    574,565,000         557,069,000
Less-Reserves for Depreciation and Amortization           278,415,000         268,197,000
                                                        -------------       -------------
   Net Property, Plant and Equipment                      296,150,000         288,872,000
                                                        -------------       -------------
Intangible Assets Arising from Acquisitions                43,778,000          43,180,000
Cash Surrender Value of Life Insurance                     32,550,000          32,244,000
Systems Development Costs                                  22,396,000          21,499,000
Other Assets                                                5,775,000           5,947,000
                                                        -------------       -------------
   Total Assets                                          $660,831,000        $695,850,000
                                                        =============       =============
Liabilities and Stockholders' Equity
------------------------------------
Accounts Payable                                          $48,757,000         $46,044,000
Accrued Salaries, Wages, Profit Sharing and Other          62,445,000          51,826,000
                                                        -------------       -------------
   Total Current Liabilities                              111,202,000          97,870,000
                                                        -------------       -------------
Long-Term Debt                                             30,600,000          30,600,000
Deferred Income Taxes                                      32,300,000          32,187,000
Deferred Compensation and Retirement Benefits              26,341,000          24,750,000
Stockholders' Equity
   Common Stock (Note 2)- Issued shares of
       45,764,054 at October 31, 1996 and July 31, 1996    45,764,000          45,764,000
   Treasury Stock  (at Cost)- 2,443,165 shares at
       October 31, 1996 and 177,216 shares at
       July 31, 1996                                      (68,591,000)         (5,176,000)
   Additional Capital                                      32,616,000          32,616,000
   Retained Earnings                                      450,827,000         437,459,000
   Unrealized Loss on Securities                             (228,000)           (220,000)
                                                        -------------       -------------
   Total Stockholders' Equity                             460,388,000         510,443,000
                                                        -------------       -------------
Total Liabilities and Stockholders' Equity               $660,831,000        $695,850,000
                                                        =============       =============


The accompanying notes are an integral part of this statement.

                    Wallace Computer Services, Inc. and Subsidiary        Page 4
                   Consolidated Statement of Cash Flows (Unaudited)


                                                           For the Three Months Ended
                                                                   October 31
                                                      -----------------------------------
                                                             1996                1995
Cash Flows from Operating Activities:                 ---------------       -------------
   Net income from operations                             $21,180,000         $16,778,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                       11,919,000          10,555,000
       Deferred taxes                                         113,000           1,119,000
       (Gain)/loss on disposal of property                      3,000               8,000
   Changes in assets and liabilities
       Accounts receivable                                 (5,619,000)        (17,324,000)
       Inventories                                           (644,000)         (7,439,000)
       Advances and prepaid expenses                        8,281,000           1,403,000
       Other assets                                        (2,247,000)         (3,674,000)
       Accounts payable and other liabilities               6,847,000           1,069,000
       Accrued income taxes                                 4,637,000           8,219,000
       Deferred compensation and retirement benefits        1,591,000             852,000
                                                        -------------       -------------
   Net cash provided by operating activities               46,061,000          11,566,000
                                                        -------------       -------------
Cash Flows from Investing Activities:
   Capital expenditures                                   (12,778,000)        (16,131,000)
   Short-term investments                                  36,139,000          15,130,000
   Proceeds from disposal of property                          27,000              10,000
   Unrealized loss on securities                               (8,000)            (29,000)
   Purchase of Post Printing                               (6,642,000)                  0
                                                        -------------       -------------
   Net cash used in investing activities                   16,738,000          (1,020,000)
                                                        -------------       -------------
Cash Flows from Financing Activities:
   Treasury stock transactions                            (65,277,000)            454,000
   Cash dividends paid                                     (4,785,000)         (4,201,000)
   Proceeds from construction funds held by trustee           (32,000)          1,932,000
                                                        -------------       -------------
   Net cash used in financing activities                  (70,094,000)         (1,815,000)
                                                        -------------       -------------
Net changes in cash and cash equivalents                   (7,295,000)          8,731,000
Cash and cash equivalents at beginning of year             23,618,000          10,815,000
                                                        -------------       -------------
Cash and cash equivalents at October 31                   $16,323,000         $19,546,000
                                                        =============       =============
Supplemental Disclosure:
   Interest paid (net of interest capitalized)            $   (52,000)        $   (41,000)
   Income taxes paid (net of refunds received)                625,000             952,000


The accompanying notes are an integral part of this statement.

                    Wallace Computer Services, Inc. and Subsidiary        Page 5
                      Notes to Consolidated Financial Statements
                                   October 31, 1996
                                     (Unaudited)

Note 1 - Inventories

    Inventories at October 31, 1996, and July 31, 1996, were as follows:

                                            October 31, 1996    July 31, 1996
                                            ----------------    -------------
         Raw materials                           $19,787,000      $20,470,000
         Work in process                           1,733,000        1,771,000
         Finished products                        50,729,000       49,091,000
                                            ----------------    -------------
                                                 $72,249,000      $71,332,000
                                            ================    =============

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

Note 2 - Stock Options

    As of October 31, 1996, options to purchase 1,059,230 shares of common stock were outstanding and 1,045,650 shares of common stock were available for future grants under the Company's Stock Option and Employee Stock Purchase Plans. The number of option shares outstanding and available have been adjusted for the two-for-one stock split in July 1996.

    The Company has authorized 50,000,000 shares of common stock and has issued 45,764,054 as of October 31, 1996. Of these shares, 2,443,165 are held in treasury as of October 31, 1996. The number of shares held in treasury at July 31, 1996 was 177,216.

Note 3 - Changes in Accounting

    The Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 on accounting for the impairment and/or disposal of long-lived assets, certain identifiable intangibles and goodwill related to assets to be held and used. As required, the Company will adopt SFAS No. 121 for the fiscal year ended July 31, 1997. At this time, it is the opinion of management that the adoption of this statement will not have any impact on the results of operations or the consolidated financial position of the Company.

    The FASB issued a new standard, SFAS No. 123 on accounting for stock-based compensation that the Company will adopt for the fiscal year ended July 31, 1997. As permitted, the Company will continue its current method of accounting for stock-based compensation and will comply with the new disclosure requirements of this standard.

Note 4 - Income Taxes

    Effective August 1, 1996, the Company increased its effective tax rate from 38.5% to 39.5%. The income tax rate in the first quarter of fiscal 1996 was 38%. The increase in the tax rate for fiscal 1997 is due to the reduction of tax-exempt investment income as a result of diminished cash due to the stock repurchase program.

                           Wallace Computer Services, Inc.                Page 6
                                      FORM 10-Q
                     For Quarterly Period Ended October 31, 1996

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

    There have been no material changes in financial condition since the preceding fiscal year which ended July 31, 1996.

    For the three month period ended October 31 1996, net sales increased 3.0% to $220,793,000. Net income for the first quarter increased 26.2% to $21,180,000 or 48 cents per share, from $16,778,000 or 37 cents per share in fiscal 1996. Pretax income for the quarter was up by $7,948,000 or 29.4%.

    Cost of goods sold represented 60.1% of sales versus 63.6% in the first quarter of fiscal 1996. The first quarter of fiscal 1997 includes a LIFO credit of $232,000 or .3 cents per share. The LIFO provision for the first quarter of 1996 was $235,000 or .3 cents per share. The decrease in cost of goods sold for the first quarter of fiscal 1997 is attributable to improved gross margins in our Direct Response Group, the addition of new customers in the Office Products Group and improved unit growth in our Label Group.

    Selling and administrative expenses were 18.7% of sales versus 17.2% in the
    first quarter last year.   Included in the first quarter of fiscal 1997 is
    $340,000 of expenses related to the proxy contest over the Wyser-Pratte proposals to amend our bylaws. (See Part II - Other Information Item 1 - Legal Proceedings.) The second quarter is expected to include an
    additional $150,000 for these expenses.   Sales costs increased in the
    first quarter of fiscal 1997 due to the hiring of 150 sales representatives in the fourth quarter of fiscal 1996 which increased wage and travel expenses over the first quarter of fiscal 1996.

    The provision for depreciation and amortization is up 12.9% in the first quarter from fiscal 1996. This increase is the result of the Company's continued reinvestment in capital resources and system development.

    Interest income for the first quarter decreased by $227,000 or 26.6% from the same period one year ago. The reduction is due to the decrease in cash and short-term investments attributable to reinvestment in the Company through capital expenditures, acquisitions and the $100 million stock
    repurchase program approved by the Board of Directors in June of 1996.   As
    of October 31, 1996, $76,088,000 of stock has been repurchased under this program. Interest expense, which is shown net of capitalized interest, increased $140,000 or 41.9% between years. The increase of interest expense is mainly attributable to a $5,000,000 increase in debt related to the FEC acquisition in fiscal 1996.

    Operating income for the quarter was up $8,315,000 or 31.3%. For fiscal 1997 this represents 15.8% to sales versus 12.4% for fiscal 1996.

                           Wallace Computer Services, Inc.                Page 7
                                      FORM 10-Q
                     For Quarterly Period Ended October 31, 1996

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    LIQUIDITY AND CAPITAL RESOURCES

    Working capital decreased by $57,258,000 from July 31, 1996, primarily due to the $100 million stock repurchase program, with a current ratio of 2.3 at October 31, 1996. Long-term debt includes $23,500,000 of industrial revenue bonds at rates ranging from 3.6% to 3.7%, as well as $7,100,000 related to acquisitions made in prior fiscal years. Long-term debt currently represents 6.2% of total capitalization.

    Capital expenditures for the first quarter were $12,778,000. For the full fiscal year, capital expenditures are expected to be $40.0 million, which are expected to be financed through internally generated funds and by borrowing against our short-term lines of bank credit.

    Stockholders' equity decreased 9.8% to $460,388,000 at October 31, 1996. The decrease is attributable to our stock repurchase program.

    Cash balances were adequate to fund operations in the first quarter.
    During the first quarter, the Company opened a $50 million revolving credit agreement with two local banking institutions. The Company has borrowed $10.0 million under this revolving credit facility during the second quarter due to the stock repurchase program. It is anticipated that cash balances will be adequate to fund operations moving forward into our fiscal year.

    Current inventory levels are believed to be in-line with the inventory levels necessary to satisfy customer demand. The company anticipates having adequate sources of supply of raw materials to meet future business requirements.

    COMMON STOCK

    On September 4, 1996, the Board of Directors increased the annualized dividend rate to $.56 per share, a 30.2% increase from fiscal 1996.

    OTHER

    On October 22, 1996, the Company completed the acquisition of Post Printing. The acquisition was a cash transaction and will be accounted for using the purchase method. Though the acquisition is anticipated to be additive to fiscal 1997 earnings, it is not expected to have a material impact.

                           Wallace Computer Services, Inc.                Page 8
                                      FORM 10-Q
                     For Quarterly Period Ended October 31, 1996

                              Part II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

    On September 20, 1996, Mr. Guy Wyser-Pratte filed a complaint against the Company in the United States District Court for the Northern District of Illinois, Case No. 96 C 6087 (the "Wyser-Pratte Litigation"). In that complaint, Mr. Wyser-Pratte alleged that a preliminary version of the Company's proxy statement for the 1996 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission but not distributed by the Company to its stockholders, was misleading because (i) it did not properly disclose the issues with respect to the legality under Delaware law and the Company's Certificate of Incorporation of Mr. Wyser-Pratte's proposal to amend the Company's Bylaws to require the Company's Board to terminate defensive actions following a cash tender offer for all of the outstanding capital stock of the Company unless approved by a stockholder vote (the "Tender Offer Proposal"), and (ii) it did not indicate that the proxy statement issued by Moore Corporation Limited ("Moore") in connection with the 1995 Annual Meeting of Stockholders of the Company contained the following statement: "The Moore Nominees are committed, SUBJECT TO THE FULFILLMENT OF THE FIDUCIARY DUTIES THEY WOULD HAVE AS DIRECTORS OF WALLACE, to giving each Wallace stockholder the opportunity to receive not less than $60 per share for all of their shares and to take such steps as are necessary to permit the [Moore] Offer and [Moore's proposed merger] to proceed." (emphasis added) Mr. Wyser-Pratte further alleged that such preliminary version of the proxy statement was misleading because it did not state the reasons why Messrs. Hessler, Isenman and Rittereiser (the three Wallace directors nominated by Moore), in fulfilling their fiduciary duties as directors of the Company, joined with the other directors of the Company in unanimously recommending that the stockholders of the Company vote in favor of the Board's nominees and against Mr. Wyser-Pratte's proposals. The complaint also sought a declaration that the purported Bylaw amendment reflected in Mr. Wyser-Pratte's Tender Offer Proposal is lawful under Delaware law. On October 10, 1996, the Company filed a motion to dismiss Mr. Wyser-Pratte's complaint in its entirety, or in the alternative, if the request for a declaration of the legality of the purported Bylaw amendment reflected in Mr. Wyser-Pratte's Tender Offer Proposal is not dismissed, to certify to the Delaware Supreme court in the issue of whether the purported Bylaw amendment reflected in Mr. Wyser-Pratte's Tender Offer Proposal is lawful under Delaware law. On November 8, 1996, Mr. Wyser-Pratte voluntarily dismissed the Wyser-Pratte Litigation.

    The Company and certain of its directors have been named as defendants in three purported class actions filed between July 31, 1995 and August 3, 1995 on behalf of the public stockholders of the Company in the Court of Chancery of the State of Delaware in and for New Castle County. These actions are entitled: BERNARD KOFF V. THEODORE DIMITRIOU, FRED CANNING, WILLIAM N. LANE, NEELE E. STEARNS, JR., ROBERT J. CRONIN, DARRELL R. EWERS, RICHARD F. DOYLE, WILLIAM E. OLSEN, AND WALLACE COMPUTER SERVICES, INC.; KITTY LAPERRIERE V. WALLACE COMPUTER SERVICES, INC., THEODORE DIMITRIOU AND ROBERT J. CRONIN; and ROBIN K. PITTMAN V. THEODORE DIMITRIOU, FRED F. CANNING, WILLIAM N. LANE, III, NEELE E. STEARNS, JR., ROBERT J. CRONIN, DARRELL R. EWERS, RICHARD F. DOYLE, WILLIAM E. OLSEN, AND WALLACE COMPUTER SERVICES, INC. (collectively, the "Stockholder Actions"). The complaints in the Stockholder Actions contain substantially similar allegations, and allege breach of fiduciary duty claims arising out of the proposal by

                           Wallace Computer Services, Inc.                Page 9
                                      FORM 10-Q
                     For Quarterly Period Ended October 31, 1996

Item 1   LEGAL PROCEEDINGS (CONTINUED)

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

Items 2 THRU 3   None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of stockholders on November 6, 1996. The annual meeting was adjourned and reconvened on November 20, 1996. At the reconvened annual meeting the Inspectors of Election submitted the final results of the meeting. The results are as follows:

    1) Election of three directors for the class of directors whose terms are expiring at the 1996 Annual Meeting.

                                          For               Withheld
                                         ------            ---------
              Robert J. Cronin         30,866,865          1,099,390
              Richard F. Doyle         30,826,619          1,139,636
              Neele E. Stearns, Jr.    30,867,669          1,098,586

              Guy P. Wyser-Pratte       6,697,023            139,058
              William M. Frazier        6,697,023            139,058
              W. Michael Frazier        6,696,842            139,239

    2) Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year 1997.

                 For              Against             Abstain
              ----------          -------             -------
              38,524,994          175,189             102,153

    3) Mr. Wyser-Pratte's proposal to amend the Company's Bylaws to elect out of Section 203 of Delaware General Corporation Law.

                 For                Against           Abstain
              ----------          ----------          -------
              12,312,133          26,081,886          408,315

                           Wallace Computer Services, Inc.               Page 10
                                      FORM 10-Q
                     For Quarterly Period Ended October 31, 1996

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

    4) Mr. Wyser-Pratte's proposal to amend the Company's Bylaws regarding tender offers.

                 For                Against            Abstain
              ----------          ----------          ---------
              16,589,071          17,778,362          4,434,901

    At the reconvened annual meeting, Robert J. Cronin, Richard F. Doyle, and Neele E. Stearns, Jr. were elected directors of the Company. They joined Theodore Dimitriou, Curtis A. Hessler, Albert W. Isenman III, William N. Lane III, John C. Pope, and Robert P. Rittereiser on the Board of Directors. Proposal 2 obtained the affirmative vote of stockholders holding a majority of the shares entitled to vote and consequently was adopted. Proposal 3 failed to obtain the affirmative vote of stockholders holding a majority of the shares entitled to vote and consequently was not adopted. Proposal 4 failed to obtain the affirmative vote of stockholders holding a majority of shares voted and consequently was not adopted.

Item 6   EXHIBITS

    (a)  Exhibits

         10.1  Amendment No. 1 to the 1989 Stock Option Plan

         10.2  Amendment No. 5 to the Executive Incentive Plan

         27.1  Financial Data Schedule

    (b)  Reports on Form 8-K

         No reports on Form 8-K have been filed by the Company during the quarter ended October 31, 1996.

                                                                         Page 11
                           Wallace Computer Services, Inc.
                                      FORM 10-Q
                     For Quarterly Period Ended October 31, 1996


                                      SIGNATURES
                                      ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       WALLACE COMPUTER SERVICES, INC.





         December 13, 1996                       /s/ Robert J. Cronin
    ---------------------------       -----------------------------------------
              Date                                 Robert J. Cronin
                                        President and Chief Executive Officer



         December 13, 1996                      /s/ Michael J. Halloran
    ---------------------------       -----------------------------------------
              Date                               Michael J. Halloran
                                       Vice President, Chief Financial Officer,
                                               and Assistant Secretary
                                            (Principal Accounting Officer)