Form 10-Q
period 1997-01-31
WALLACE COMPUTER SERVICES INC
filed 1997-03-14
CIK 104348

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                                QUARTERLY REPORT

                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


         January 31, 1997                                   1-6528
-----------------------------------               -------------------------
  For the quarterly period ended                    Commission file number


                         WALLACE COMPUTER SERVICES, INC.
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                       36-2515832
-----------------------------------         ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


     2275 Cabot Drive   Lisle, Illinois                     60532
   ------------------------------------------           ------------
    (Address of Principal Executive Offices)             (ZIP CODE)


          (630) 588-5000                                 43,197,255
-----------------------------------         ------------------------------------
(Registrant's Telephone Number,             (Number of Common Shares Outstanding
    Including Area Code)                           as of February 28, 1997)


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

                         Wallace Computer Services, Inc.                  Page 2
                                    FORM 10-Q
                   For Quarterly Period Ended January 31, 1997

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the six months ended January 31, 1997, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                 Wallace Computer Services, Inc. and Subsidiary
                    Consolidated Income Statement (Unaudited)


                                                          For the Six Months Ended
                                                                 January 31
                                         --------------------------------------------------------
                                                                %                             %
                                               1997           Sales          1996           Sales
                                         --------------------------    --------------------------
Net Sales                                  $446,232,000       100.0      $433,983,000       100.0

Cost and Expenses
   Cost of goods sold (Note 1)              268,356,000        60.1       272,866,000        62.9
   Selling and administrative expenses       83,163,000        18.6        74,683,000        17.2
   Provision for depreciation and
        amortization                         24,054,000         5.4        21,499,000         5.0
   Hostile takeover expenses                          0         0.0         6,911,000         1.6
                                            -----------       -----       -----------       -----
        Total costs and expenses           $375,573,000        84.2      $375,959,000        86.6
                                            -----------       -----       -----------       -----
   Operating Income                          70,659,000        15.8        58,024,000        13.4
                                            -----------       -----       -----------       -----
   Interest income                           (1,039,000)       (0.2)       (1,413,000)       (0.3)
   Interest expense                           1,059,000         0.2           553,000         0.1
                                            -----------       -----       -----------       -----
   Income before Income Taxes                70,639,000        15.8        58,884,000        13.6
   Provision for Income Taxes (Note 4)       27,902,000         6.3        22,535,000         5.2
                                            -----------       -----       -----------       -----
        Net Income                          $42,737,000         9.6       $36,349,000         8.4
                                            -----------       -----       -----------       -----
                                            -----------       -----       -----------       -----
Net Income per Share                              $0.98                         $0.80
                                                  -----                         -----
                                                  -----                         -----
Average Common Shares Outstanding            43,574,000                    45,462,000
                                            -----------                   -----------
                                            -----------                   -----------
Dividends Declared Per Share                     $0.280                        $0.215
                                                 ------                        ------
                                                 ------                        ------

The accompanying notes are an integral part of this statement.

                         Wallace Computer Services, Inc.                  Page 3
                                    FORM 10-Q
                   For Quarterly Period Ended January 31, 1997

                 Wallace Computer Services, Inc. and Subsidiary
                    Consolidated Income Statement (Unaudited)


                                                         For the Three Months Ended
                                                                 January 31
                                         --------------------------------------------------------
                                                                %                             %
                                               1997           Sales          1996           Sales
                                         --------------------------    --------------------------
Net Sales                                  $225,439,000       100.0      $219,545,000       100.0
Cost and Expenses
   Cost of goods sold (Note 1)              135,569,000        60.1       136,535,000        62.2
   Selling and administrative expenses       41,934,000        18.6        37,706,000        17.2
   Provision for depreciation and
        amortization                         12,136,000         5.4        10,944,000         5.0
   Hostile takeover expenses                          0         0.0         2,879,000         1.3
                                            -----------       -----       -----------       -----
        Total costs and expenses           $189,639,000        84.1      $188,064,000        85.7
                                            -----------       -----       -----------       -----
   Operating Income                          35,800,000        15.9        31,481,000        14.3
                                            -----------       -----       -----------       -----
   Interest income                             (414,000)       (0.2)         (561,000)       (0.3)
   Interest expense                             584,000         0.3           219,000         0.1
                                            -----------       -----       -----------       -----
   Income before Income Taxes                35,630,000        15.8        31,823,000        14.5
   Provision for Income Taxes (Note 4)       14,074,000         6.2        12,252,000         5.6
                                            -----------       -----       -----------       -----
        Net Income                          $21,556,000         9.6       $19,571,000         8.9
                                            -----------       -----       -----------       -----
                                            -----------       -----       -----------       -----
Net Income per Share                              $0.50                         $0.43
                                                  -----                         -----
                                                  -----                         -----
Average Common Shares Outstanding            42,968,000                    45,513,000
                                            -----------                   -----------
                                            -----------                   -----------
Dividends Declared Per Share                    $0.1400                       $0.1075
                                                -------                       -------
                                                -------                       -------


The accompanying notes are an integral part of this statement.

                 Wallace Computer Services, Inc. and Subsidiary           Page 4
                           Consolidated Balance Sheet


                                                           January 31, 1997     July 31, 1996
                                                              (Unaudited)         (Audited)
                                                           ----------------   ----------------
ASSETS
Current Assets
   Cash and cash equivalents                                     $6,901,000        $23,618,000
   Short-term investments                                         2,873,000         39,025,000
   Accounts receivable                                          165,104,000        152,133,000
   Less-allowance for doubtful accounts                           3,477,000          3,215,000
                                                           ----------------   ----------------
       Net receivables                                          161,627,000        148,918,000
   Inventories (Note 1)                                          80,680,000         71,332,000
   Prepaid taxes                                                 16,917,000         15,138,000
   Advances and prepaid expenses                                  6,114,000          6,077,000
                                                           ----------------   ----------------
       Total current assets                                     275,112,000        304,108,000
                                                           ----------------   ----------------
Property, plant and equipment, at cost                          581,922,000        557,069,000
Less-reserves for depreciation and amortization                 287,952,000        268,197,000
                                                           ----------------   ----------------
   Net property, plant and equipment                            293,970,000        288,872,000
                                                           ----------------   ----------------
Intangible assets arising from acquisitions                      43,478,000         43,180,000
Cash surrender value of life insurance                           39,133,000         32,244,000
Systems development costs                                        22,986,000         21,499,000
Other assets                                                      5,823,000          5,947,000
                                                           ----------------   ----------------
   Total assets                                                $680,502,000       $695,850,000
                                                           ----------------   ----------------
                                                           ----------------   ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Short-term borrowings                                        $30,000,000                 $0
   Current portion long-term debt                                   100,000                  0
   Accounts payable                                              44,521,000         46,044,000
   Accrued salaries, wages, profit sharing and other             45,160,000         51,826,000
                                                           ----------------   ----------------
       Total current liabilities                                119,781,000         97,870,000
                                                           ----------------   ----------------
Long-term debt                                                   30,500,000         30,600,000
Deferred income taxes                                            32,314,000         32,187,000
Deferred compensation and retirement benefits                    27,063,000         24,750,000
Stockholders' equity
   Common stock (Note 2)- issued shares of
     45,764,054 at January 31, 1997 and July 31, 1996            45,764,000         45,764,000
   Treasury stock  (at cost)- 2,578,699 shares at
     January 31, 1997 and 177,216 shares at July 31, 1996       (74,220,000)        (5,176,000)
   Additional capital                                            33,308,000         32,616,000
   Retained earnings                                            466,200,000        437,459,000
   Unrealized loss on securities                                   (208,000)          (220,000)
                                                           ----------------   ----------------
   Total stockholders' equity                                   470,844,000        510,443,000
                                                           ----------------   ----------------
Total liabilities and stockholders' equity                     $680,502,000       $695,850,000
                                                           ----------------   ----------------
                                                           ----------------   ----------------

The accompanying notes are an integral part of this statement.

                 Wallace Computer Services, Inc. and Subsidiary           Page 5
                Consolidated Statement of Cash Flows (Unaudited)


                                                                For the Six Months Ended
                                                                         January
                                                           -----------------------------------
                                                                 1997               1996
                                                           ----------------   ----------------
Cash Flows from Operating Activities:
   Net income from operations                                   $42,737,000        $36,349,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                              24,054,000         21,499,000
      Deferred taxes                                                127,000          2,231,000
      (Gain)/loss on disposal of property                           (15,000)           (47,000)
   Changes in assets and liabilities
      Accounts receivable                                       (11,483,000)       (22,630,000)
      Inventories                                                (9,136,000)       (12,384,000)
      Advances and prepaid expenses                              (1,786,000)        (5,187,000)
      Other assets                                              (10,730,000)       (10,676,000)
      Accounts payable and other liabilities                    (10,055,000)        13,576,000
      Deferred compensation and retirement benefits               2,313,000          1,158,000
                                                           ----------------   ----------------
   Net cash provided by operating activities                     26,026,000         23,889,000
                                                           ----------------   ----------------
Cash Flows from Investing Activities:
   Capital expenditures                                         (21,145,000)       (32,792,000)
   Short-term investments                                        36,152,000         27,358,000
   Proceeds from disposal of property                                92,000             77,000
   Unrealized gain/loss on securities                                12,000            (55,000)
   Purchase of Post Printing                                     (6,586,000)                 0
                                                           ----------------   ----------------
   Net cash used in investing activities                          8,525,000         (5,412,000)
                                                           ----------------   ----------------
Cash Flows from Financing Activities:
   Treasury stock transactions                                  (70,416,000)         4,324,000
   Cash dividends paid                                          (10,787,000)        (9,085,000)
   Amounts paid on long-term debt                                         0            (55,000)
   Proceeds from issuance of short-term debt                     30,000,000                  0
   Proceeds from construction funds held by trustee                 (65,000)         3,195,000
                                                           ----------------   ----------------
   Net cash used in financing activities                        (51,268,000)        (1,621,000)
                                                           ----------------   ----------------
Net changes in cash and cash equivalents                        (16,717,000)        16,856,000
Cash and cash equivalents at beginning of year                   23,618,000         10,815,000
                                                           ----------------   ----------------
Cash and cash equivalents at January 31                          $6,901,000        $27,671,000
                                                           ----------------   ----------------
                                                           ----------------   ----------------

Supplemental Disclosure:
   Interest paid (net of interest capitalized)                 $    377,000         $ (108,000)
   Income taxes paid (net of refunds received)                   29,718,000         25,547,000


The accompanying notes are an integral part of this statement.

                 Wallace Computer Services, Inc. and Subsidiary           Page 6
                   Notes to Consolidated Financial Statements
                                January 31, 1997
                                   (Unaudited)

Note 1 - Inventories

         Inventories at January 31, 1997, and July 31, 1996, were as follows:

                                  January 31, 1997     July 31, 1996
                                  ----------------   ----------------
              Raw materials            $19,082,000        $20,470,000
              Work in process            3,612,000          1,771,000
              Finished products         57,986,000         49,091,000
                                  ----------------   ----------------
                                       $80,680,000        $71,332,000
                                  ----------------   ----------------
                                  ----------------   ----------------

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

Note 2 - Stock Options

         As of January 31, 1997, options to purchase 1,011,888 shares of common stock were outstanding and 888,592 shares of common stock were available for future grants under the Company's Stock Option and Employee Stock Purchase Plans. The number of shares available increased by 2,000,000 shares effective February 28, 1997 due to the adoption of the 1997 Stock Incentive Plan (see Item 4-Submission of Matters to a Vote of Security Holders, and Exhibit 10.3) The number of option shares outstanding and available have been adjusted for the two-for-one stock split in July 1996.

         The Company had authorized 50,000,000 shares of common stock and had issued 45,764,054 as of January 31, 1997. Of these shares, 2,578,699
         were held in treasury as of January 31, 1997.   The number of shares
         held in treasury at July 31, 1996 was 177,216. The shareholders approved a proposal to increase the number of authorized shares from 50 million to 100 million (see Item 4-Submission of Matters to a Vote of Security Holders) at the special meeting on February 28, 1997.

Note 3 - Changes in Accounting

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 on accounting for the impairment and/or disposal of long-lived assets, certain identifiable intangibles and goodwill related to assets to be held and used. As required, the Company will adopt SFAS No. 121 for the fiscal year ended July 31, 1997. At this time, it is the opinion of management that the adoption of this statement will not have any material impact on the results of operations or the consolidated financial position of the Company.

         The FASB issued a new standard, SFAS No. 123 on accounting for stock-based compensation that the Company will adopt for the fiscal year ended July 31, 1997. As permitted, the Company will continue its current method of accounting for stock-based compensation and will comply with the new disclosure requirements of this standard.

                         Wallace Computer Services, Inc.                  Page 7
                                    FORM 10-Q
                   For Quarterly Period Ended January 31, 1997

Note 4 - Income Taxes

         Effective August 1, 1996, the Company increased its effective tax rate from 38.5% to 39.5%. The income tax rate in the second quarter of fiscal 1996 was 38.5% and was 38.3% in the first half. The increase in the tax rate for fiscal 1997 is due to the reduction of tax-exempt investment income as a result of diminished cash due to the stock repurchase program.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS

         There have been no material changes in financial condition since the preceding fiscal year which ended July 31, 1996.

         For the three month period ended January 31, 1997, net sales increased 2.7% to $225,439,000. Net income for the second quarter increased 10.1% to $21,556,000 or 50 cents per share, from $19,571,000 or 43
         cents per share in fiscal 1996.   Pretax income for the quarter was up
         by $3,807,000 or 12.0%.

         For the six month period ended January 31, 1997, net sales increased 2.8% to $446,232,000. Net income for the first half increased 17.6% to $42,737,000 or 98 cents per share, from $36,349,000 or 80 cents per
         share in fiscal 1996.   Pretax income for the half was up by
         $11,755,000 or 20.0%.

         The sales increase was affected by changing paper prices for both the quarter and 6 month periods. Our estimate of unit growth for the
         current year is 11% over last year.   Unit growth has been offset by
         lower selling prices due to lower paper prices. The net increase in sales is from the net benefit of acquisitions and the divestiture of the Lasermax division. In the second half of fiscal 1996, paper price deflation began affecting net sales.

         Cost of goods sold represented 60.1% of sales versus 62.2% in the second quarter of fiscal 1996. The second quarter of fiscal 1997 includes a LIFO credit of $739,000 or 1.0 cents per share. The LIFO credit for the second quarter of fiscal 1996 was $1,249,000 or 1.7 cents per share. Cost of goods sold for the first half was 60.1% in fiscal 1997 versus 62.9% in fiscal 1996. Total LIFO credits for the first half were $971,000 or 1.3 cents per share. The LIFO credit for the first half of 1996 was $1.0 million or 1.4 cents per share. The decrease in cost of goods sold for the second quarter is attributable to improved gross margins in our Business Forms Group and improved unit growth in our Label Group.

         Selling and administrative expenses were 18.6% of sales in 1997 versus 17.2% in both the second quarter and in the first half of last year. Included in the first half of fiscal 1997 is $787,000 of expenses related to the proxy contest over the Wyser-Pratte proposals to amend our bylaws. The Wyser-Pratte proposals were not adopted by the shareholders (see Item 4-Submission of Matters to a Vote of Security Holders). On November 8, 1996, Mr. Wyser-Pratte voluntarily dismissed the Wyser-Pratte litigation (previously filed on the Registrant's Quarterly Report on Form 10-Q dated October 31, 1996, and incorporated herein by reference to such Report). As such, we don't anticipate any further expenses related to the Wyser-Pratte proposals for the rest of the fiscal year. Sales costs increased in the first half of fiscal 1997 due to

                         Wallace Computer Services, Inc.                  Page 8
                                    FORM 10-Q
                   For Quarterly Period Ended January 31, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         the hiring of 150 sales representatives in the fourth quarter of fiscal 1996 which increased wage and travel expenses over the first half of fiscal 1996.

         The provision for depreciation and amortization is up 11.9% in the first half from fiscal 1996. This increase is the result of the Company's continued reinvestment in capital resources and system development.

         Interest income for the first half decreased by $374,000 or 26.5% from the same period one year ago. The reduction is due to the decrease in cash and short-term investments attributable to reinvestment in the Company through capital expenditures, acquisitions and the $100 million stock repurchase program approved by the Board of Directors in June of
         1996.   As of January 31, 1997, $93,270,000 of stock has been
         repurchased under this program.   Interest expense, which is shown net
         of capitalized interest, increased $506,000 or 91.5% between years.
         The increase of interest expense is mainly attributable to a $5,000,000 increase in debt related to the FEC acquisition in fiscal 1996 and $30 million borrowed under the $50 million revolving credit agreement (see paragraph 4 in the Liquidity and Capital Resources section).

         Operating income for the quarter was up $4,319,000 or 13.7%. For the first half, operating income was up $12,635,000 or 21.8%. For fiscal 1997 this represents 15.8% to sales versus 13.4% for fiscal 1996.

         LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased by $50,907,000 from July 31, 1996, primarily due to the $100 million stock repurchase program, with a current ratio of 2.3 at January 31, 1997. Long-term debt includes $23,500,000 of industrial revenue bonds at rates ranging from 3.6% to 3.7%, as well as $7,000,000 related to acquisitions made in prior fiscal years. Long-term debt currently represents 6.1% of total capitalization.

         Capital expenditures for the first half were $21,145,000. For the full fiscal year, capital expenditures are expected to be $40.0 million, which are expected to be financed through internally generated funds and by borrowing against our short-term lines of bank credit.

         Stockholders' equity decreased 7.8% to $470,844,000 at January 31, 1997. The decrease is attributable to our stock repurchase program.

         During the first quarter, the Company opened a $50 million revolving credit agreement with two local banking institutions. The Company has borrowed $30.0 million at an interest rate of 5.7% under this revolving credit facility during the second quarter due to the stock repurchase
         program.   It is anticipated that cash balances will be adequate to
         fund operations moving forward into our fiscal year.

         Current inventory levels are believed to be in-line with the inventory levels necessary to satisfy customer demand. The company anticipates having adequate sources of supply of raw materials to meet future business requirements.

                         Wallace Computer Services, Inc.                  Page 9
                                    FORM 10-Q
                   For Quarterly Period Ended January 31, 1997

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

                         Wallace Computer Services, Inc.                 Page 10
                                    FORM 10-Q
                   For Quarterly Period Ended January 31, 1997

                           PART II  OTHER INFORMATION


ITEMS 1 THRU 3     None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A) ANNUAL MEETING HELD NOVEMBER 6, 1996

         The Company held its annual meeting of stockholders on November 6, 1996. The annual meeting was adjourned and reconvened on November 20, 1996. At the reconvened annual meeting the Inspectors of Election submitted the final results of the meeting. The results are as follows:

         1) Election of three directors for the class of directors whose terms are expiring at the 1996 Annual Meeting.

                                          For         Withheld
                                         -----        ---------
              Robert J. Cronin         30,866,865     1,099,390
              Richard F. Doyle         30,826,619     1,139,636
              Neele E. Stearns, Jr.    30,867,669     1,098,586

              Guy P. Wyser-Pratte       6,697,023       139,058
              William M. Frazier        6,697,023       139,058
              W. Michael Frazier        6,696,842       139,239

         2) Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year 1997.

                      For              Against        Abstain
                   ----------          -------        -------
                   38,524,994          175,189        102,153

         3) Mr. Wyser-Pratte's proposal to amend the Company's Bylaws to elect out of Section 203 of Delaware General Corporation Law.

                      For              Against        Abstain
                   ----------       ----------        -------
                   12,312,133       26,081,886        408,315

                         Wallace Computer Services, Inc.                 Page 11
                                    FORM 10-Q
                   For Quarterly Period Ended January 31, 1997

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

         B) SPECIAL MEETING HELD FEBRUARY 28, 1997

         The Company held a special meeting of stockholders on February 28, 1997 to vote on two proposals. The results are as follows:

         1) Amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50 million to 100 million.

                      For            Against           Abstain
                   ----------       ----------        ---------
                   35,919,718        1,982,977           97,229

         2) Adopt the Company's 1997 Stock Incentive Plan.

                      For            Against           Abstain
                   ----------       ----------        ---------
                   36,722,209        1,089,096          188,619

ITEM 6   EXHIBITS

         (a)  Exhibits

              10.1 Amendment No. 1 to the 1994 Deferred Compensation and Capital Accumulation Plan for Directors

              10.2  Amendment No. 39 to the Profit Sharing Retirement Fund

              10.3  1997 Stock Incentive Plan

              10.4 1997 Deferred Compensation/Capital Accumulation Plan for Directors

              10.5  1997 Deferred Compensation/Capital Accumulation Plan

                         Wallace Computer Services, Inc.                 Page 12
                                    FORM 10-Q
                   For Quarterly Period Ended January 31, 1997

ITEM 6   EXHIBITS (CONTINUED)

              27.1  Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K have been filed by the Company during the quarter ended January 31, 1997.

                                                                         Page 13
                         Wallace Computer Services, Inc.
                                    FORM 10-Q
                   For Quarterly Period Ended January 31, 1997


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WALLACE COMPUTER SERVICES, INC.





        March 12, 1997                  /s/ Robert J. Cronin
      ------------------      ----------------------------------------
             Date                         Robert J. Cronin
                                President and Chief Executive Officer


        March 12, 1997                 /s/ Michael J. Halloran
      ------------------      ----------------------------------------
             Date                        Michael J. Halloran
                              Vice President, Chief Financial Officer,
                                       and Assistant Secretary
                                   (Principal Accounting Officer)