Form 10-Q
period 1997-04-30
WALLACE COMPUTER SERVICES INC
filed 1997-06-13
CIK 104348

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                                QUARTERLY REPORT

                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


            April 30, 1997                                     1-6528
--------------------------------------              ----------------------------
    For the quarterly period ended                     Commission file number


                         WALLACE COMPUTER SERVICES, INC.
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


               Delaware                                     36-2515832
--------------------------------------            ------------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


          2275 Cabot Drive   Lisle, Illinois                  60532
     --------------------------------------------         -------------
       (Address of Principal Executive Offices)             (ZIP CODE)


            (630) 588-5000                                 43,066,106
--------------------------------------         ---------------------------------
(Registrant's Telephone Number,                    (Number of Common Shares
     Including Area Code)                       Outstanding as of May 31, 1997)


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

                         Wallace Computer Services, Inc.              Page 2
                                    FORM 10-Q
                    For Quarterly Period Ended April 30, 1997

                          PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

        The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the nine months ended April 30, 1997, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.


                 Wallace Computer Services, Inc. and Subsidiary
                    Consolidated Income Statement (Unaudited)

                                                               For the Nine Months Ended
                                                                       April 30
                                             -------------------------------------------------------
                                                                   %                             %
                                                    1997         Sales            1996         Sales
                                             -------------------------     -------------------------
Net Sales                                       $672,038,000     100.0        $647,745,000     100.0

Cost and Expenses
    Cost of goods sold (Note 1)                  409,969,000      61.0         406,648,000      62.8
    Selling and administrative expenses          122,632,000      18.2         112,915,000      17.4
    Provision for depreciation and
       amortization                               36,679,000       5.5          33,280,000       5.1
    Hostile takeover expenses                              0       0.0           8,683,000       1.3
                                                 -----------      ----         -----------      ----
         Total costs and expenses               $569,280,000      84.7        $561,526,000      86.7
                                                 -----------      ----         -----------      ----
    Operating Income                             102,758,000      15.3          86,219,000      13.3
                                                 -----------      ----         -----------      ----
    Interest income                               (1,468,000)     (0.2)         (1,995,000)     (0.3)
    Interest expense                               1,744,000       0.3             955,000       0.1
                                                 -----------      ----         -----------      ----
    Income before Income Taxes                   102,482,000      15.2          87,259,000      13.5
    Provision for Income Taxes (Note 4)           40,480,000       6.0          33,460,000       5.2
                                                 -----------      ----         -----------      ----
         Net Income                              $62,002,000       9.2         $53,799,000       8.3
                                                 -----------      ----         -----------      ----
                                                 -----------      ----         -----------      ----
Net Income per Share                                   $1.43                         $1.18
                                                       -----                         -----
                                                       -----                         -----
Average Common Shares Outstanding                 43,425,000                    45,546,000
                                                 -----------                   -----------
                                                 -----------                   -----------
Dividends Declared Per Share                         $0.4200                       $0.3225
                                                     -------                       -------
                                                     -------                       -------


The accompanying notes are an integral part of this statement.

                         Wallace Computer Services, Inc.              Page 3
                                    FORM 10-Q
                    For Quarterly Period Ended April 30, 1997

                 Wallace Computer Services, Inc. and Subsidiary
                    Consolidated Income Statement (Unaudited)

                                                              For the Three Months Ended
                                                                       April 30
                                             -------------------------------------------------------
                                                                   %                             %
                                                    1997         Sales            1996         Sales
                                             -------------------------     -------------------------
Net Sales                                       $225,807,000     100.0        $213,762,000     100.0

Cost and Expenses
    Cost of goods sold (Note 1)                  141,613,000      62.7         133,781,000      62.6
    Selling and administrative expenses           39,469,000      17.5          38,233,000      17.9
    Provision for depreciation and
       amortization                               12,625,000       5.6          11,781,000       5.5
    Hostile takeover expenses                              0       0.0           1,772,000        .8
                                                 -----------      ----         -----------      ----
         Total costs and expenses               $193,707,000      85.8        $185,567,000      86.8
                                                 -----------      ----         -----------      ----
    Operating Income                              32,100,000      14.2          28,195,000      13.2
                                                 -----------      ----         -----------      ----
    Interest income                                 (429,000)     (0.2)           (582,000)     (0.3)
    Interest expense                                 686,000       0.3             402,000       0.2
                                                 -----------      ----         -----------      ----
    Income before Income Taxes                    31,843,000      14.1          28,375,000      13.3
    Provision for Income Taxes (Note 4)           12,578,000       5.6          10,924,000       5.1
                                                 -----------      ----         -----------      ----
         Net Income                              $19,265,000       8.5         $17,451,000       8.2
                                                 -----------      ----         -----------      ----
                                                 -----------      ----         -----------      ----
Net Income per Share                                   $0.45                         $0.38
                                                       -----                         -----
                                                       -----                         -----
Average Common Shares Outstanding                 43,119,000                    45,719,000
                                                 -----------                   -----------
                                                 -----------                   -----------
Dividends Declared Per Share                         $0.1400                       $0.1075
                                                 -----------                   -----------
                                                 -----------                   -----------

The accompanying notes are an integral part of this statement.

                 Wallace Computer Services, Inc. and Subsidiary       Page 4
                           Consolidated Balance Sheet

                                                             April 30, 1997       July 31, 1996
                                                               (Unaudited)          (Audited)
                                                             --------------       -------------
ASSETS
Current Assets
    Cash and cash equivalents                                            $0         $23,618,000
    Short-term investments                                        2,844,000          39,025,000
    Accounts receivable                                         170,991,000         152,133,000
    Less-allowance for doubtful accounts                          3,405,000           3,215,000
                                                             --------------       -------------
        Net receivables                                         167,586,000         148,918,000
    Inventories (Note 1)                                         78,125,000          71,332,000
    Prepaid taxes                                                18,151,000          15,138,000
    Advances and prepaid expenses                                 4,919,000           6,077,000
                                                             --------------       -------------
        Total current assets                                    271,625,000         304,108,000
                                                             --------------       -------------
Property, plant and equipment, at cost                          590,876,000         557,069,000
Less-reserves for depreciation and amortization                 298,320,000         268,197,000
                                                             --------------       -------------
    Net property, plant and equipment                           292,556,000         288,872,000
                                                             --------------       -------------
Intangible assets arising from acquisitions                      43,178,000          43,180,000
Cash surrender value of life insurance                           39,462,000          32,244,000
Systems development costs                                        23,658,000          21,499,000
Other assets                                                      5,669,000           5,947,000
                                                             --------------       -------------
    Total assets                                               $676,148,000        $695,850,000
                                                             --------------       -------------
                                                             --------------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Short-term borrowings                                       $20,000,000                  $0
    Current portion long-term debt                                7,100,000                   0
    Accounts payable                                             33,411,000          46,044,000
    Accrued salaries, wages, profit sharing and other            54,118,000          51,826,000
                                                             --------------       -------------
        Total current liabilities                               114,629,000          97,870,000
                                                             --------------       -------------
Long-term debt                                                   23,500,000          30,600,000
Deferred income taxes                                            31,823,000          32,187,000
Deferred compensation and retirement benefits                    27,913,000          24,750,000
Stockholders' equity
    Common stock (Note 2)- issued shares of
        45,764,054 at April 30, 1997 and July 31, 1996           45,764,000          45,764,000
    Treasury stock  (at cost)- 2,730,548 shares at
        April 30, 1997 and 177,216 shares at
        July 31, 1996                                           (79,520,000)         (5,176,000)
    Additional capital                                           32,819,000          32,616,000
    Retained earnings                                           479,439,000         437,459,000
    Unrealized loss on securities                                  (219,000)           (220,000)
                                                             --------------       -------------
    Total stockholders' equity                                  478,283,000         510,443,000
                                                             --------------       -------------
Total liabilities and stockholders' equity                     $676,148,000        $695,850,000
                                                             --------------       -------------
                                                             --------------       -------------

The accompanying notes are an integral part of this statement.

                 Wallace Computer Services, Inc. and Subsidiary       Page 5
                Consolidated Statement of Cash Flows (Unaudited)

                                                                  For the Nine Months Ended
                                                                          April 30
                                                            -----------------------------------
                                                                  1997                1996
Cash Flows from Operating Activities:                       ---------------     ---------------
    Net income from operations                                  $62,002,000         $53,799,000
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                            36,679,000          33,280,000
        Deferred taxes                                             (364,000)          3,464,000
        (Gain)/loss on disposal of property                         (27,000)            (34,000)
    Changes in assets and liabilities
        Accounts receivable                                     (17,442,000)         (7,700,000)
        Inventories                                              (6,581,000)         (4,280,000)
        Advances and prepaid expenses                            (1,825,000)         (3,259,000)
        Other assets                                            (12,933,000)        (13,859,000)
        Accounts payable and other liabilities                  (12,187,000)         10,974,000
        Accrued income taxes                                              0          (2,056,000)
        Deferred compensation and retirement benefits             3,163,000           2,498,000
                                                            ---------------     ---------------
    Net cash provided by operating activities                    50,485,000          72,827,000

                                                            ---------------     ---------------
Cash Flows from Investing Activities:
    Capital expenditures                                        (30,750,000)        (46,180,000)
    Short-term investments                                       36,181,000           6,474,000
    Proceeds from disposal of property                              185,000             159,000
    Unrealized gain/loss on securities                                1,000             (60,000)
    Purchase of Post Printing                                    (6,586,000)                  0
    Purchase of FEC                                                       0         (34,807,000)
    Sale of Lasermax                                                      0           5,641,000
                                                            ---------------     ---------------
    Net cash used in investing activities                          (969,000)        (68,773,000)
                                                            ---------------     ---------------
Cash Flows from Financing Activities:
    Treasury stock transactions                                 (76,203,000)          5,382,000
    Cash dividends paid                                         (16,835,000)        (14,000,000)
    Amounts paid on long-term debt                                        0            (205,000)
    Proceeds from issuance of short-term debt                    30,000,000           4,216,000
    Proceeds from issuance of long-term debt                              0           5,000,000
    Amounts paid on short-term and acquired debt                (10,000,000)         (4,216,000)
    Proceeds from construction funds held by trustee                (96,000)          3,165,000
                                                            ---------------     ---------------
    Net cash used in financing activities                       (73,134,000)           (658,000)
                                                            ---------------     ---------------
Net changes in cash and cash equivalents                        (23,618,000)          3,396,000
Cash and cash equivalents at beginning of year                   23,618,000          10,815,000
                                                            ---------------     ---------------
Cash and cash equivalents at April 30                                    $0         $14,211,000
                                                            ---------------     ---------------
                                                            ---------------     ---------------
Supplemental Disclosure:
    Interest paid (net of interest capitalized)                 $   559,000          $ (172,000)
    Income taxes paid (net of refunds received)                  43,540,000          35,600,000

The accompanying notes are an integral part of this statement.

                 Wallace Computer Services, Inc. and Subsidiary       Page 6
                   Notes to Consolidated Financial Statements
                                 April 30, 1997
                                   (Unaudited)

Note 1 - Inventories

         Inventories at April 30, 1997, and July 31, 1996, were as follows:

                                          April 30, 1997         July 31, 1996
                                      -------------------  --------------------
               Raw materials                  $17,119,000           $20,470,000
               Work in process                  2,823,000             1,771,000
               Finished products               58,183,000            49,091,000
                                      -------------------  --------------------
                                              $78,125,000           $71,332,000
                                      -------------------  --------------------
                                      -------------------  --------------------

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

Note 2 - Stock Options

         As of April 30, 1997, options to purchase 1,547,312 shares of common stock were outstanding and 2,307,539 shares of common stock were available for future grants under the Company's Stock Option and Employee Stock Purchase Plans. On February 28, 1997, the shareholders approved the 1997 Stock Incentive Plan (previously filed on the Registrant's Quarterly Report on Form 10-Q dated January 31, 1997, and incorporated herein by reference to such Report) which increased the number of shares available by 2,000,000 shares. The number of option shares outstanding and available have been adjusted for the two-for-one stock split in July 1996.

         The Company has authorized 100,000,000 shares of common stock and issued 45,764,054 as of April 30, 1997. Of these shares, 2,730,548 were held in treasury as of April 30, 1997. The number of shares held in treasury at July 31, 1996 was 177,216. The shareholders approved a proposal to increase the number of authorized shares from 50 million to 100 million (see Item 4-Submission of Matters to a Vote of Security Holders) at the special meeting on February 28, 1997.

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

                         Wallace Computer Services, Inc.              Page 7
                                    FORM 10-Q
                    For Quarterly Period Ended April 30, 1997


         The FASB issued a new standard, SFAS No.128 on Earnings Per Share disclosure which is effective for financial statements for periods ending after December 15, 1997. The Company will adopt this statement and reflect its disclosures in the Company's fiscal 1998 financial statements. SFAS 128 requires dual presentation of basic and diluted earnings per share, as defined, for current and prior periods. Earnings per share were as follows:

                                                 Basic               Diluted
                                              -----------         -------------

               Third Quarter-1997                   .45                 .44
               Third Quarter-1996                   .38                 .38
               Year to Date-1997                   1.43                1.42
               Year to Date-1996                   1.18                1.17

Note 4 - Income Taxes

         Effective August 1, 1996, the Company increased its effective tax rate from 38.5% to 39.5%. The income tax rate in the third quarter of fiscal 1996 was 38.5% and was 38.3% for the first three quarters. The increase in the tax rate for fiscal 1997 is due to the reduction of tax-exempt investment income as a result of diminished cash due to the stock repurchase program.


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
--------------------------------------------------------------------------------

         Results of Operations
         -------------------------

         There have been no material changes in financial condition since the preceding fiscal year which ended July 31, 1996.

         For the three month period ended April 30, 1997, net sales increased 5.6% to $225,807,000. Net income for the third quarter increased 10.4% to $19,265,000 or 45 cents per share, from $17,451,000 or 38 cents per share in fiscal 1996. Pretax income for the quarter was up by $3,468,000 or 12.2%.

         For the nine month period ended April 30, 1997, net sales increased 3.8% to $672,038,000. Net income for the three quarters increased 15.2% to $62,002,000 or $1.43 per share, from $53,799,000 or $1.18 per share in fiscal 1996. Pretax income for the three quarters increased $15,223,000 or 17.4%.

         The sales increase was affected by changing paper prices for both the quarter and 9 month periods. Our estimate of unit growth for the
         current year is 11% over last year.   Unit growth has been offset by
         lower selling prices due to lower paper prices. In the second half of fiscal 1996, paper price deflation began affecting net sales.

         Cost of goods sold represented 62.7% of sales versus 62.6% in the third quarter of fiscal 1996. The third quarter of fiscal 1997 includes a LIFO credit of $485,000 or 0.7 cents per share. The LIFO credit for the third quarter of fiscal 1996 was $4,032,000 or 5.4 cents per share. Cost of goods sold for the three quarters was 61.0% in fiscal 1997 versus 62.8% in fiscal 1996. Total LIFO credits for the three quarters were $1,456,000 or 2.0 cents per share. The LIFO credit for the three quarters of 1996 was $5,046,000 or 6.8 cents per share.

                         Wallace Computer Services, Inc.              Page 8
                                    FORM 10-Q
                    For Quarterly Period Ended April 30, 1997

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations (Continued)
--------------------------------------------------------------------------------

         Selling and administrative expenses were 17.5% of sales in 1997 versus 17.9% in the third quarter of last year. For the first three quarters of fiscal 1997, expenses are 18.2% of sales versus 17.4% in fiscal 1996. Included in the first half of fiscal 1997 is $787,000 of expenses related to the proxy contest over the Wyser-Pratte proposals to amend our bylaws. The Wyser-Pratte proposals were not adopted by the shareholders. On November 8, 1996, Mr. Wyser-Pratte voluntarily dismissed the Wyser-Pratte litigation (previously filed on the Registrant's Quarterly Report on Form 10-Q dated October 31, 1996, and incorporated herein by reference to such Report). As such, there were no additional expenses related to the Wyser-Pratte proposals in the third quarter. Third quarter selling and administrative expenses are lower than previous quarters due to lower volume rebates at TOPS plus a $666,000 credit from reducing the value of phantom stock held by executive management to market value at April 30, 1997. This credit from the change in market value for phantom stock added 1 cent per share for the quarter.

         The provision for depreciation and amortization is up 10.2% in the first three quarters from fiscal 1996. This increase is the result of the Company's continued reinvestment in capital resources and system development.

         Interest income for the first three quarters decreased by $527,000 or 26.4% from the same period one year ago. The reduction is due to the decrease in cash and short-term investments attributable to reinvestment in the Company through capital expenditures, acquisitions and the $100 million stock repurchase program approved by the Board of Directors in June of 1996. The June 1996 stock repurchase program was completed in April 1997. Interest expense, which is shown net of capitalized interest, increased $789,000 or 82.6% between years. The increase of interest expense is mainly attributable to a $5,000,000 increase in debt related to the FEC acquisition in fiscal 1996 and $30 million borrowed under the $50 million revolving credit agreement (see paragraph 4 in the Liquidity and Capital Resources section).

         Operating income for the quarter was up $3,905,000 or 13.8%. For the first three quarters, operating income was up $16,539,000 or 19.2%. For fiscal 1997 this represents 15.2% to sales versus 13.5% for fiscal 1996.

         Liquidity and Capital Resources
         -----------------------------------

         Working capital decreased by $49,242,000 from July 31, 1996, primarily due to the $100 million stock repurchase program. The current ratio at April 30, 1997 was 2.4. Long-term debt is comprised of industrial revenue bonds at rates ranging from 3.5% to 3.7%. Long-term debt currently represents 4.7% of total capitalization.

         Capital expenditures for the first nine months totaled $30,750,000.
         For the full fiscal year, capital expenditures are expected to be $40.0 million, which are expected to be financed through internally generated funds and by borrowing against our short-term lines of bank credit.

         Stockholders' equity decreased 6.3% to $478,283,000 at April 30, 1997. The decrease is attributable to our stock repurchase program.

                         Wallace Computer Services, Inc.              Page 9
                                    FORM 10-Q
                    For Quarterly Period Ended April 30, 1997

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations (Continued)
--------------------------------------------------------------------------------

         During the first quarter of fiscal 1997, the Company opened a $50 million revolving credit agreement with two local banking institutions. The Company has borrowed $30.0 million at an interest rate of 5.8% under this revolving credit facility during the second and third quarters due to the stock repurchase program. During the third quarter, the Company paid back $10 million of the $30 million borrowed.

         On May 16, 1997, the Board of Directors authorized the repurchase of an additional $100 million of the Company's stock. The Company intends to finance the stock repurchase program through both working capital generated from operations as well as by utilizing lines of credit.

         Current inventory levels are believed to be in-line with the inventory levels necessary to satisfy customer demand. The company anticipates having adequate sources of supply of raw materials to meet future business requirements.

         Common Stock
         ----------------

         On September 4, 1996, the Board of Directors increased the annualized dividend rate to $.56 per share, a 30.2% increase from fiscal 1996.

         Other
         ---------


         On October 22, 1996, the Company completed the acquisition of Post Printing. The acquisition was a cash transaction and was accounted for using the purchase method. Though the acquisition is anticipated to be additive to fiscal 1997 earnings, it is not expected to have a material impact.

                         Wallace Computer Services, Inc.              Page 10
                                    FORM 10-Q
                    For Quarterly Period Ended April 30, 1997

                           PART II  OTHER INFORMATION


Items 1 thru 3  None
--------------

Item 4  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

The Company held a special meeting of stockholders on February 28, 1997 to vote on two proposals. The results are as follows:

1) Amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50 million to 100 million.

                  For                Against              Abstain
              -----------           ---------             -------
               35,919,718           1,982,977              97,229

2) Adopt the Company's 1997 Stock Incentive Plan

                  For                Against              Abstain
              -----------           ---------             -------
               36,722,209           1,089,096             188,619

Item 5   None
--------------

Item 6   Exhibits
--------------------

         (a)   Exhibits

               10.1  Amendment to the Employee Stock Purchase Plan

               27.1  Financial Data Schedule

         (b)   Reports on Form 8-K

               No reports on Form 8-K have been filed by the Company during the quarter ended April 30, 1997.

                                                                      Page 11
                         Wallace Computer Services, Inc.
                                    FORM 10-Q
                    For Quarterly Period Ended April 30, 1997


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             WALLACE COMPUTER SERVICES, INC.


   6/11/97                                       /s/ Robert J. Cronin
------------------------                ----------------------------------------
          Date                                     Robert J. Cronin
                                         President and Chief Executive Officer


   6/11/97                                      /s/ Michael J. Halloran
------------------------                ----------------------------------------
          Date                                    Michael J. Halloran
                                        Vice President, Chief Financial Officer,
                                                and Assistant Secretary
                                             (Principal Accounting Officer)