Form 10-K
period 1997-07-31
WALLACE COMPUTER SERVICES INC
filed 1997-10-29
CIK 104348

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K


[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 1997       Commission File Number 1-6528


                       Wallace Computer Services, Inc.
            (Exact name of registrant as specified in its charter)


                  Delaware                             36-2515832
                  -------                              ----------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

    2275 Cabot Drive  Lisle, Illinois                      60532
    ---------------------------------                      -----
(Address of principal executive offices)                (Zip Code)

  Registrant's telephone number, including area code:(630) 588-5000
                                                     --------------

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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant.
$1,597,041,468 (based on the October 15, 1997, closing price of these shares on the New York Stock Exchange)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
     As of October 15, 1997, 43,017,952 shares of Common Stock were outstanding.

Documents incorporated by reference:
     1.  Annual Report to Stockholders for 1997 - Parts I, and II of this Form
         10-K
     2.  Definitive Proxy Statement - Part III of this Form 10-K

Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

                               TABLE OF CONTENTS



Form 10-K
Item No.    Name of Item                                                   Page
--------    ------------                                                   ----
Part I

   Item 1   Business                                                        3
   Item 2   Properties                                                      9
   Item 3   Legal Proceedings                                               12
   Item 4   Submission of Matters to a Vote of
            Security Holders                                                12

Part II

   Item 5   Market for the Registrant's Common Equity and
            Related Stockholder Matters                                     13
   Item 6   Selected Financial Data                                         13
   Item 7   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   13
   Item 8   Financial Statements and Supplementary Data                     13
   Item 9   Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure                          13

Part III

   Item 10  Directors and Executive Officers of the
            Registrant                                                      14
   Item 11  Executive Compensation                                          16
   Item 12  Security Ownership of Certain Beneficial
            Owners and Management                                           16
   Item 13  Certain Relationships and Related
            Transactions                                                    16

Part IV

   Item 14  Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K                                         17

   Signatures                                                               25

   Exhibit Index                                                            26

Wallace Computer Services, Inc.                                 Fiscal 1997 10-K


                                    Part I


Item 1  Business

        As used in this report, the term "Company" is used to refer to the Registrant and its wholly-owned subsidiaries, Visible Computer Supply Corporation and Wallace Commercial Printing, Inc.

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

             Over the past four years, Wallace has become a leader in Total Print and Integrated Supply Management services. Central to all customer services that Wallace provides is the Wallace Information Network (W.I.N.), a software tool that ties customer's data about the manufacture, storage and distribution of printed materials and consumable supplies. Wallace introduced the W.I.N. system in 1993 and it represented the first complete forms management tool in the market. Today, it is recognized as the industry benchmark. It continues to be the only system that can bring complete current data about every order, shipment, and item in inventory to the customer's desktop for analysis and decision making. More than three hundred mid-to-large-sized organizations, representing approximately $400 million in printing orders, are presently utilizing W.I.N. as the central information tool in Wallace's integrated supply management services.

             In fiscal year 1995, Wallace added to its prime label manufacturing capacity through acquisitions. On November 29, 1994 the company acquired Lampro Graphics, Inc. for $4.6 million of cash, a note payable of $.3 million, and the assumption of net debt totaling $1.9 million. On April 19, 1995 the company acquired Retterbush and Sauer Label Corporation for $10.1 million of cash and a note payable of $2.0 million.

             In July, 1995, a wholly-owned subsidiary of Moore Corporation, Ltd. launched an unsolicited tender offer for all of the outstanding shares of common stock of the Registrant. At the annual meeting of the stockholders on December 9, 1995, three directors nominated by the Moore Corporation were elected for a three year term. Other proposals made by Moore to reduce the number of directors and to repeal certain By-law provisions did not receive the required votes by stockholders. On December 20, 1995, Moore's tender offer expired according to its terms. On August 6, 1996, Moore announced that it would not nominate an additional slate of directors.

Item 1  Continued


          In February, 1996, the Registrant acquired Forms Engineering
          Company (FEC) for $27.8 million of cash, a note payable of $5.0 million, and the assumption of net debt totalling $2.0 million. FEC, located in California, gives the company a national presence in the direct mail promotional printing market.

          In the current fiscal year, the Registrant took action towards creating a national network of high-quality sheet-fed commercial print facilities. On October 22, 1996, Wallace acquired Post Printing, Inc. for $6.6 million of cash and on July 24, 1997, Wallace acquired Moran Printing Co. for notes payable of $29.5 million, and the assumption of net debt totalling $4.9 million. In addition, on October 3, 1997, a wholly-owned subsidiary of Wallace Computer Services, Inc. commenced a tender offer to purchase all of the outstanding common stock of Graphic Industries, Inc. Graphic Industries, with sales of $437.1 million in 1997, is a national network of 20 companies providing full service printing and graphic communications services. Located in 17 key markets across the U.S., Graphic Industries is the nation's largest network of short-to-medium run, high-quality, full-color commercial printing companies. The tender offer is scheduled to remain open until 12:00 AM (Eastern
          Time) on Friday October 31, 1997, unless extended.

          There have been no material changes in financial condition since the preceding fiscal year which ended July 31, 1996. Fiscal 1997 results do, however, include $787,000 of expenses related to the proxy contest over the Wyser-Pratt proposals to amend the Company's bylaws. The Wyser-Pratt proposals were not adopted by the shareholders at the Registrant's 1996 Annual Stockholders' meeting; and all expenses related to these proposals were recorded in fiscal 1997.

     (b)  Industry Segment

          The Company is engaged predominantly in the printed materials and consumable supply industry. Wallace sells a broad line of products and services including business forms, commercial and promotional graphics printing, office products, computer and consumer product labels, machine ribbons, computer hardware and software, computer accessories, and electronic forms.

     (c)  Narrative Description of Business

          (1) Principal Products and Services

              Principal products and services supplied by the Company include the design, manufacture and sale of both paper based and electronic business forms, high color promotional materials, industrial and consumer catalogs, directories and price lists, pressure sensitive labels, packaging labels,

Item 1  Continued


          computer and business machine ribbons, a standard line of office products forms, and direct mail promotional printing. The Company also markets computer accessory supplies, office supplies, and computer hardware and software.

          The only class of similar products that contributed 10% or more of total sales for the past three years is printed products. The contribution of printed products to total sales was 92% for fiscal 1997, 92% for fiscal 1996, and 90% for fiscal 1995.

     (2) The principal raw material used by the Company is paper which is purchased on the open market from numerous suppliers in a variety of weights, widths, color and sizes.

          The Company believes that it has adequate sources of supply of raw materials to meet the requirements of its business. The Company's current inventory levels are in line with the inventory levels necessary to satisfy customer demand that the Company anticipates for fiscal year 1998.

     (3) Although certain features of the Company's products and manufacturing processes are covered by owned or licensed patents, the Company does not consider patents to be critical to its business.

          The Company believes that principal factors in its success include its engineering, manufacturing, distribution and information services capabilities, and its salesforce.

     (4) The tax forms product line (which accounts for less than 1% of consolidated net sales) is sold primarily in the first six months of the Company's fiscal year.

     (5) The Company continues to maintain a strong working capital position, with a current ratio of 2.1 at July 31, 1997. The drop in the current ratio from 3.1 at July 31, 1996 is due primarily to the purchase of $95.3 million of the Company's own stock in fiscal 1997.

          Business conditions require the Company to produce and store inventories to meet its customers' requirements. Custom and stock finished goods inventories are stored throughout the United States in both public and company-owned warehouses. Finished products represent 73.1% of total inventory at July 31, 1997.

Item l  Continued

          Substantially all of the Company's sales are made on terms of Net 30 days. The accounts receivable balance at July 31, 1997, increased by 12.5%, mainly attributable to the increase in fourth quarter sales and the acquisitions of Post Printing and Moran Printing. Further information on liquidity and capital resources is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 22-26 of the Company's Annual Report to Stockholders for 1997, which is incorporated herein by reference.

     (6) The Company is not dependent upon any one customer or a group of customers under common control. No single customer or group of customers accounts for more than 10% of consolidated net sales.

     (7) Within the consumable business supply industry, the Company sells its products through three distribution channels: 1) a direct sales force of approximately 700 employee sales representatives, 2) direct mail catalogs sent to the customer, and 3) the office products wholesaler/dealer distribution network.

          The predominant distribution channel is the direct sales force.
          The Company hires college graduates who start at a base salary of $20,000 plus training bonuses and commissions. Sales representatives are placed in one of the Company's 121 sales offices located throughout the United States and are assigned a specific geographic territory. Within this assigned territory, a sales representative is free to sell all of the Company's products to any customer. Sales support for the direct sales force is provided by the Corporate Marketing department. The Company has identified the following specific markets as large users of its product lines: financial services, telecommunications, retail, transportation/distribution, utilities, and healthcare.

          The direct mail catalog operation accounts for approximately 1% of the Company's sales. Customers are offered products through a general catalog, which carries approximately 5,000 items. Most of the paper-based products in the catalog are produced by the Company. Products sold through the catalog are either drop-shipped directly from the manufacturer to the customer, or shipped from the Company's warehouses in California, Illinois, and Pennsylvania.

Item 1  Continued

          The office products wholesaler/dealer distribution network accounts for approximately 11% of the Company's sales. The network is accessed through the use of the Company's direct sales force, who are paid a salary plus commissions and by manufacturers' representatives. The wholesaler/dealer distribution network is located throughout the United States and Canada. The product line sold through the network consists mainly of paper products and office supplies. The Company is also doing an increasing amount of business with the office superstores, which are estimated to control approximately 20% to 25% of the office products market.

     (8) The principal markets served by the Company are business forms, commercial printing, direct mail promotional printing, pressure sensitive labels, and office/computer products.

          Within the $6 billion U.S. business form market, the Company is one of the few firms that is positioned to accommodate the needs of large, forms-intensive customers with multiple locations. These customers typically require a forms vendor with the following characteristics:

          a. sufficient forms manufacturing capacity across several regions of the U.S. to satisfy their needs;

          b.  distribution capability across several regions of the U.S.
              to deliver multiple types of forms to hundreds of locations on short notice and

          c. the information services capability to provide centralized billing, reporting, forms management, and control for such shipments.

          The Company is well positioned to meet customer needs in the above three respects. For many large, forms-intensive customers with multiple locations, the only acceptable vendors other than the Company are Moore Corporation Limited, The Reynolds and Reynolds Company and The Standard Register Company.

          The Company also sells business forms to customers that are not large, forms-intensive firms with multiple locations. These customers typically have a choice from among many different acceptable vendors, and the Company accordingly faces more competition than it does in sales to large, forms-intensive customers with multiple locations.

Item 1  Continued

          The commercial printing market segment served by the Company totals approximately $43 billion and includes the design and manufacture of industrial and consumer catalogs, directories and price lists that require computer manipulation of data for electronic type composition, as well as the manufacture of high color marketing and point-of-sale brochures. The Company primarily competes with commercial printers and the market is highly competitive.

          The direct mail promotional printing market segment includes the printing of high quality brochures, letters and other mailed pieces that are then personalized via computerized imaging. These mailings include sweepstakes, credit card offerings, and other business solicitation mailings. These services are part of the $36 billion direct mail industry and the market is very competitive.

          The pressure sensitive label market is highly competitive with over 2,600 converters in the United States. This market is estimated to total approximately $5.0 billion.

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

     (11) The total number of persons employed by the Company was 4,610 as of July 31, 1997.

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



The following are the Company's principal properties:


                              Approximate
                                 Square
Location                        Footage    Description
--------                      -----------  -----------
Gastonia, North Carolina      120,000      Business Forms Plant
                                           - owned by Company.

Luray, Virginia               162,300      Business Forms Plant
                                           - owned by Company.

Marlin, Texas                 115,700      Business Forms Plant
                                           - owned by Company.

Metter, Georgia               216,300      Warehouse and Distribution
                                           Center and Manufacturing
                                           Plant for the Business Forms
                                           Group
                                           - owned by Company.

Osage, Iowa                   152,500      Business Forms Plant
                                           - owned by Company.

San Luis Obispo,              110,000      Business Forms Plant
  California                               - owned by Company.

Hillside, Illinois            206,600      Commercial Printing Plant
                                           and Corporate and Sales
                                           Offices  (35,000 square feet)
                                           attached to plant
                                           - owned by Company.

Lebanon, Kentucky              89,200      Commercial Printing Plant
                                           -owned by Company.

Item 2  Continued


                              Approximate
                                Square
Location                       Footage     Description
--------                      -----------  -----------
Orlando, Florida               60,000      Commercial Printing Plant
                                           - lease ending in 2007.

Orlando, Florida               40,000      Distribution Center
                                           - lease ending in 2007.

Tampa, Florida                 33,000      Commercial Printing Plant
                                           - owned by Company.

West Bend, Wisconsin           31,300      Commercial Printing Plant
                                           - owned by Company.

Lisle, Illinois               105,000      Corporate Headquarters
                                           - owned by Company.

Bellwood, Illinois             30,000      Engineering Facilities
                                           - lease ending March, 2000

Hillside, Illinois             24,400      Additional Corporate Offices
                                           - owned by Company.

Brenham, Texas                128,200      Office Products and Label
                                           Manufacturing Plant
                                           - owned by Company.

Streetsboro, Ohio              80,000      Label Manufacturing Plant
                                           - owned by Company.

Wilson, North Carolina        127,200      Label Manufacturing Plant
                                           - owned by Company.

Cincinnati, Ohio               22,900      Label Manufacturing Plant
                                           - owned by Company.

Lodi, California              138,100      Warehouse and Distribution
                                           Center and Manufacturing Plant for
                                           the Label, Office Products and
                                           Commercial Printing Groups
                                           - owned by Company.

Item 2     Continued


                              Approximate
                                 Square
Location                        Footage      Description
--------                      -----------    -----------
St. Charles, Illinois         293,000        Warehouse and Distribution
                                             Center and Manufacturing
                                             Plant for the Business Forms
                                             and Office Products Groups
                                             - owned by Company.

St. Charles, Illinois          92,400        Distribution Center and
                                             Manufacturing  Plant for the Label Group
                                             - owned by Company.

Ontario, California           114,500        Distribution Center
                                             - lease ending October, 2001.

Osage, Iowa                   104,400        Office Products Plant
                                             - owned by Company.

Covington, Tennessee          241,700        Warehouse and Distribution Center,
                                             and Office Products Plant
                                             - owned by Company.

Allentown, Pennsylvania       101,400        Warehouse and Distribution Center
                                             - owned by Company.

Clinton, Illinois             219,000        Promotional Printing Plant
                                             - owned by Company.

LaPalma, California            65,300        Promotional Printing Plant
                                             - lease ending in 2015.

Manchester, Vermont           162,300        Promotional Printing Plant
                                             - owned by Company.

Tonawanda, New York           113,000        Promotional Printing Plant
                                             - owned by Company.

Elk Grove Village, Illinois   142,000        Promotional Printing Plant
                                             and Label Group Office
                                             - owned by Company.

Distribution warehouses and sales offices throughout the United States are leased.

Item 3    Legal Proceedings

          The company and its subsidiaries may from time to time be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimatable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained on the basis of present information and advice received from counsel, it is the opinion of management that the disposition or ultimate determination of such claims or lawsuits will not have a material adverse effect on the company.

Item 4    Submission of Matters to a Vote of Security Holders

          None


Executive Officers of the Registrant

Information concerning the executive officers of the Company is contained in
Item 10 below.

                                   Part II

Item 5    Market for the Registrant's Common Equity and Related Stockholder
          Matters

          The total number of holders of record of the Company's common stock was 3,167 as of October 15, 1997. Information about the market and payment of dividends for the Company's common stock is contained in the 1997 Annual Report to Stockholders on page 27, and is incorporated herein by reference.

Item 6    Selected Financial Data

          Selected financial data for each of the eleven years ended July
          31, 1997, is contained in the Company's Annual Report to Stockholders for 1997, on pages 20-21, and is incorporated herein by reference.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

          Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended July 31, 1997 is contained in the Company's Annual Report to Stockholders for 1997, on pages 22-27, and is incorporated herein by reference.

Item 8    Financial Statements and Supplementary Data

          The consolidated balance sheets of the Company as of July 31, 1997 and 1996, the consolidated statements of income, cash flows and stockholders' equity for the years ended July 31, 1997, 1996 and 1995, and the notes to consolidated financial statements, together with the report of Arthur Andersen LLP thereon dated September 3, 1997, are contained in the Company's Annual Report to Stockholders for 1997, on pages 28-36, and are incorporated herein by reference. Quarterly financial information for the years ended July 31, 1997 and 1996 is included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is contained in the Company's Annual Report to Stockholders for 1997 on page 27, and is incorporated herein by reference.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

                                  Part III

Item 10   Directors and Executive Officers of the Registrant

          Information concerning the directors of the Company is contained in the Company's definitive Proxy Statement dated October 6, 1997, on pages 2-5, and is incorporated herein by reference.

          Information concerning Section 16 (a) Beneficial Ownership
          Reporting Compliance is contained on page 29 of the Company's definitive Proxy Statement dated October 6, 1997, and is incorporated herein by reference.

          Executive Officers of the Company

          (a)  Names, ages and positions of the executive officers:

          Name                       Age     Position
          ----                       ---     --------
          Sandra K. Brandt           38      Treasurer

          Thomas G. Brooker          39      Vice President - General Manager
                                             - Office Products

          Robert J. Cronin           52      President and Chief Executive
                                             Officer

          Bruce D'Angelo             45      Vice President - Corporate Sales

          Theodore Dimitriou         71      Chairman of the Board

          Michael O. Duffield        45      Senior Vice President - Operations

          Michael J. Halloran        49      Vice President, Chief Financial
                                             Officer and Assistant Secretary

          Donald J. Hoffmann         59      Vice President - Engineering
                                             and Research

          Michael T. Laudizio        40      Secretary

          Michael T. Leatherman      44      Senior Vice President - Business
                                             Services  and Chief Information
                                             Officer

          William J. Montanez        44      Assistant Treasurer


          Michael M. Mulcahy         55     Vice President - General Manager
                                            - Promotional Printing

Item 10    Continued

          Name                       Age    Position
          ----                       ---    --------
          Wayne E. Richter           41     Vice President - General
                                            Manager - Label Group

          All officers are elected at the Annual Meeting of the Board of Directors, which is held immediately after the Annual Meeting of Stockholders.

          (b)  Business Experience of the Executive Officers:

               Ms. Brandt joined Wallace in 1997 as Division Vice President - Treasurer. Ms. Brandt was previously Assistant Treasurer, Cash Management for GATX Corporation from 1991 to 1997.

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

               Mr. Duffield has been with the Company since 1974. He was elected Senior Vice President - Operations in 1992.

               Mr. Halloran has been with the Company since 1975. He was elected Vice President and Chief Financial Officer in 1987.

               Mr. Hoffmann has been with the Company since 1969. He was elected Vice President - Engineering and Research in 1986.

               Mr. Laudizio has been with the Company since 1989. In 1995, he was named Division Vice President Taxes and was elected Secretary. Previously, Mr. Laudizio had been Director of Taxation since 1989, and Assistant Secretary since 1994.

Item 10   Continued

               Mr. Leatherman has been with the Company since 1990. He was elected Senior Vice President - Business Services in 1997 and Chief Information Officer in 1995. Mr. Leatherman was previously Senior Vice President - Management Information Services.

               Mr. Montanez has been with the Company since 1992. He was elected Assistant Treasurer in 1996. Mr. Montanez previously had been Director of Benefits and Risk Management since 1995 and Risk Manager from 1992 to 1995.

               Mr. Mulcahy has been with the Company since 1961. He was elected Vice President - General Manager - Promotional Printing Division in 1992.

               Mr. Richter has been with the Company since 1979. He was elected Vice President - General Manager - Label Division in 1992.

               There are no family relationships between these executives.

Item 11   Executive Compensation

          Information concerning management remuneration and transactions for the year ended July 31, 1997 is contained in the Company's definitive Proxy Statement dated October 6, 1997, on pages 4-5 and 14-25, and is incorporated herein by reference.

Item 12   Security Ownership of Certain Beneficial Owners and Management

          Information concerning the beneficial ownership of the Company's common stock is contained in the Company's definitive Proxy Statement dated October 6, 1997, on pages 28-30, and is incorporated herein by reference.

Item 13   Certain Relationships and Related Transactions

          Information concerning certain relationships and related transactions is contained in the Company's definitive Proxy Statement dated October 6, 1997, and is incorporated herein by reference.

Wallace Computer Services, Inc.                                 Fiscal 1997 10-K

                                   Part IV


Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) Financial statements and schedules are included in this Form 10-K Annual Report as indicated below. Those portions of the 1997 Annual Report to Stockholders listed below are hereby incorporated by reference.

                                                          Page Number
                                                         Annual Report
                                                        to Stockholders
                                                        ---------------
          Quarterly Financial Data for the years
          ended July 31, 1997 and 1996                        27

          Consolidated Statements of Income
          for the years ended July 31, 1997,
          1996, and 1995                                      28

          Consolidated Statements of
          Stockholders' Equity for the years
          ended July 31, 1997, 1996, and 1995                 29

          Consolidated Balance Sheets as of
          July 31, 1997 and 1996                              30

          Consolidated Statements of Cash
          Flows for the years ended July 31,
          1997, 1996, and 1995                                31

          Notes to Consolidated Financial Statements        32-35

          Report of Independent Public Accountants            36

          Schedule - II, Valuation and Qualifying Accounts - Page 24 of Form
                     10-K

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

          (c)  Exhibit Index

          3.   Articles of Incorporation and By-Laws

               3.1A Restated Certificate of Incorporation of the
                    Registrant as filed with the Secretary of State of the State of Delaware on January 7, 1987 (previously filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1987, and incorporated herein by reference to such Report).

               3.1B Certificate of Amendment amending Section 1 of
                    Article FOURTH of the Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on November 28, 1989 (previously filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1987, and incorporated herein by reference to such Report).

               3.1C Certificate of Amendment amending Section 1 of
                    Article FOURTH of the Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on March 14, 1997, and filed herewith.

               3.1D Certificate of Designation, Preferences and Rights
                    of Series A Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on March 15, 1990 (previously filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

               3.2 Amended and Restated By-Laws of the Registrant as adopted on January 5, 1996 (previously filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q dated January 31, 1996, and incorporated herein by reference to such Report).

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

Item 14   Continued

          10.  Material Contracts

               10.1    Form of Rights Agreement, dated as of March 14,
                       1990, between Registrant and Harris Trust and Savings Bank, as Rights Agent, which includes as Exhibit A the Certificate of Designation, Preferences and Rights of Series A Preferred Stock, as Exhibit B the form of Rights Certificate, and as Exhibit C the form of Summary of Rights (previously filed as Exhibit 28.2 to the Registrant's Current Report on Form 8-K dated March 14, 1990, and incorporated herein by reference to such Report).

               10.2A Fourth Amended and Restated Agreement made and entered into as of January l, 1993 between the Registrant and Theodore Dimitriou (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report).

               10.2B First Amendment to Fourth Amended and Restated Agreement made and entered into as of January l, 1993 between the Registrant and Theodore Dimitriou (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report).

               10.2C Second Amendment to Fourth Amended and Restated Agreement made and entered into as of January 1, 1993 between the Registrant and Theodore Dimitriou (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated October 31, 1995, and incorporated herein by reference to such Report).

               10.2D Third Amendment to Fourth Amended and Restated Agreement effective as of July 1, 1997 between the Registrant and Theodore Dimitriou, filed herewith.

               10.3A 1989 Stock Option Plan of the Registrant, which amends and restates as a single, integrated plan the 1974 Non-Qualified Stock Option Plan of the Registrant and the 1981 Incentive Stock Option Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

               10.3B 1997 Stock Incentive Plan of the Registrant approved by the stockholders of Registrant at a special meeting held on February 28, 1997 (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997, and incorporated herein by reference to such Report).

Item 14   Continued

               10.4A Executive Incentive Plan of the Registrant, as restated to reflect Amendment No. 3 thereto, adopted as of November 9, 1994 (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report).

               10.4B   Fourth Amendment, adopted as of September 6,
                       1995, to the Executive Incentive Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report).

               10.5    Form of Deferred Compensation/Capital Accumulation
                       Plan of the Registrant for each of the years 1988, 1989, 1990, 1991, 1993, 1994, 1995, 1996 and 1997 (previously filed as part of Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q dated October 31, 1995, and incorporated herein by reference to such Report).

               10.6 Supplemental Profit-Sharing Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988, and incorporated herein by reference to such Report).

               10.7A Executive Severance Pay Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

               10.7B   First Amendment to the Executive Severance Pay
                       Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report).

               10.8 Employee Annual Bonus Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report).

               10.9A   Employee Long-Term Performance Plan of the
                       Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report).

               10.9B   First Amendment of the Employee Long-Term
                       Performance Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report).

Item 14   Continued

               10.10   Employee Stock Option Guideline of the
                       Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report).

               10.11   Form of Deferred Compensation/Capital
                       Accumulation Plan for Directors of the Registrant for each of the years 1988, 1989, 1993, 1994, 1995, 1996 and
                       1997 (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1995, and incorporated herein by reference to such Report).

               10.12   Retirement Plan for Outside Directors of the
                       Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

               10.13A Employee Severance Pay Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1992, and incorporated herein by reference to such Report).

               10.13B  First Amendment of the Employee Severance Pay
                       Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report).

               10.14A Form of Indemnification Agreement with Director between the Registrant and each of the following:
                       Robert J. Cronin, Theodore Dimitriou, Richard F. Doyle, Albert W. Isenman III, William N. Lane III, John C. Pope, Robert P. Rittereiser and Neele E. Stearns, Jr. (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

               10.14B Form of Addendum to Indemnification Agreement with Director (Member of Profit Sharing Committee) between the Registrant and each of the following:
                       Robert J. Cronin and Theodore Dimitriou (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

Item 14   Continued

               10.14C  Form of Indemnification Agreement with Director
                       (Member of Profit Sharing Committee) between the Registrant and Robert P. Rittereiser (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996, and incorporated herein by reference to such Report).

               10.15A Form of Indemnification Agreement with Officer between the Registrant and each of the following:
                       Sandra K. Brandt, Thomas G. Brooker, Robert J. Cronin, Bruce D'Angelo, Theodore Dimitriou, Michael O. Duffield, Michael J. Halloran, Donald J. Hoffmann, Michael T. Laudizio, Michael T. Leatherman, William J. Montanez, Michael M. Mulcahy, and Wayne E. Richter (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

               10.15B Form of Addendum to Indemnification Agreement with Officer (Trustee of Profit Sharing and Retirement Trust and Member of Profit Sharing Committee) between the Registrant and each of the following: Robert J. Cronin, Theodore Dimitriou and Michael J. Halloran (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

               10.15C Form of Addendum to Indemnification Agreement with Officer (Member of Profit Sharing Committee) between the Registrant and Michael O. Duffield (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report).

               10.16 Form of Addendum to Indemnification Agreement with Officer for FEC Employee Stock Ownership Trust between the Registrant and each of the following:
                       Robert J. Cronin, Theodore Dimitriou and Michael O. Duffield (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated April 30, 1996, and incorporated herein by reference to such Report).

               10.17A Agreement effective as of July 1, 1997 between Registrant and Robert J. Cronin (Employment Agreement), filed herewith.

               10.17B Agreement effective as of July 1, 1997 between Registrant and Robert J. Cronin (Change of Control Agreement).

Item 14   Continued


     13. Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders.

          13.  Annual Report - Fiscal 1997 of the Registrant (filed as
               Exhibit 13 hereto and included only to the extent portions thereof are expressly incorporated by reference in this Report).

     21.  Subsidiaries of Registrant

          21.  Subsidiaries of the Company

     23.  Consents of Experts and Counsel

          23.  Consent of Arthur Andersen LLP.

     27.  Financial Data Schedule

          27.  Financial Data Schedule

               Wallace Computer Services, Inc. and Subsidiaries
               Schedule II - Valuation and Qualifying Accounts
                         For the years ended July 31


                                                1997          1996          1995
                                        ------------  ------------  ------------
Balance at Beginning of Year              $3,215,000    $2,671,000    $1,982,000

Provision for Doubtful Accounts            1,189,000       560,000     1,132,000

Accounts Written Off Against Allowance   (1,180,000)     (860,000)   (1,061,000)

Recoveries Credited to Allowance             257,000       346,000       593,000

Other Credits (1)                                ---       498,000        25,000
                                        ------------  ------------  ------------
Balance at End of Year                    $3,481,000    $3,215,000    $2,671,000
                                        ============  ============  ============


(1) Fiscal 1996 credit from acquisition of Forms Engineering Company as of February 8, 1996.
     Fiscal 1995 credit from acquisition of Lampro Graphics, Inc. as of November 1, 1994.

Wallace Computer Services, Inc.                                 Fiscal 1997 10-K


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 24, 1997.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities indicated, on October 24, 1997.


  /s/ Theodore Dimitriou                      /s/ William N. Lane III
-------------------------                   ----------------------------
  Theodore Dimitriou                          William N. Lane III
  Chairman of the Board                       Director

  /s/ Robert J. Cronin                        /s/ John C. Pope
-------------------------                   ----------------------------
  Robert J. Cronin                            John C. Pope
  Director, President and                     Director
  Chief Executive Officer

  /s/ Richard F. Doyle                        /s/ Robert P. Rittereiser
-------------------------                   ----------------------------
  Richard F. Doyle                            Robert P. Rittereiser
  Director                                    Director

  /s/ Albert W. Isenman III                   /s/ Neele E. Stearns
---------------------------                 ----------------------------
  Albert W. Isenman III                       Neele E. Stearns, Jr
  Director                                    Director

                                Exhibit Index



Exhibit
Number                               Description

 3.1A Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on January 7, 1987 (previously filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1987, and incorporated herein by reference to such Report).

 3.1B     Certificate of Amendment amending Section 1 of Article
          FOURTH of the Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on November 28, 1989 (previously filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1987, and incorporated herein by reference to such Report).

 3.1C     Certificate of Amendment amending Section 1 of Article
          FOURTH of the Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on March 14, 1997, and filed herewith.

 3.1D     Certificate of Designation, Preferences and Rights of
          Series A Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on March 15, 1990 (previously filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

 3.2 Amended and Restated By-Laws of the Registrant as adopted on January 5, 1996 (previously filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q dated January 31, 1996, and incorporated herein by reference to such Report).

10.1 Form of Rights Agreement, dated as of March 14, 1990, between Registrant and Harris Trust and Savings Bank, as Rights Agent, which includes as Exhibit A the Certificate of Designation, Preferences and Rights of Series A Preferred Stock, as Exhibit B the form of Rights Certificate, and as Exhibit C the form of Summary of Rights (previously filed as Exhibit 28.2 to the Registrant's Current Report on Form 8-K dated March 14, 1990, and incorporated herein by reference to such Report).

10.2A Fourth Amended and Restated Agreement made and entered into as of January l, 1993 between the Registrant and Theodore Dimitriou (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report).

10.2B     First Amendment to Fourth Amended and Restated
          Agreement made and entered into as of January l, 1993 between the Registrant and Theodore Dimitriou (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, and incorporated herein by reference to such Report).

Exhibit
Number                                Description


10.2C     Second Amendment to Fourth Amended and Restated
          Agreement made and entered into as of January 1, 1993 between the Registrant and Theodore Dimitriou (previously filed as Exhibit 10.1 to the Registrant's dated October 31, 1995, and incorporated herein by Quarterly Report on Form 10-Q reference to such Report).

10.2D     Third Amendment to Fourth Amended and Restated
          Agreement effective as of July 1, 1997 between the Registrant and Theodore Dimitriou, filed herewith.

10.3A 1989 Stock Option Plan of the Registrant, which amends and restates as a single, integrated plan the 1974 Non-Qualified Stock Option Plan of the Registrant and the 1981 Incentive Stock Option Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

10.3B 1997 Stock Incentive Plan of the Registrant approved by the stockholders of Registrant at a special meeting held on February 28, 1997 (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997, and incorporated herein by reference to such Report).

10.4A Executive Incentive Plan of the Registrant, as restated to reflect Amendment No. 3 thereto, adopted as of November 9, 1994 (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report).

10.4B     Fourth Amendment, adopted as of September 6, 1995, to the
          Executive Incentive Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report).

10.5 Form of Deferred Compensation/Capital Accumulation Plan of the Registrant for each of the years 1988, 1989, 1990, 1991, 1993, 1994, 1995, 1996 and 1997 (previously filed as part of Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q dated October 31, 1995, and incorporated herein by reference to such Report).

10.6      Supplemental Profit-Sharing Plan of the Registrant
          (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988, and incorporated herein by reference to such Report).

Exhibit
Number                                Description


10.7A     Executive Severance Pay Plan of the Registrant
          (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

10.7B First Amendment to the Executive Severance Pay Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report).

10.8 Employee Annual Bonus Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report).

10.9A     Employee Long-Term Performance Plan of the Registrant
          (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report).

10.9B     First Amendment of the Employee Long-Term Performance
          Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report).

10.10     Employee Stock Option Guideline of the Registrant
          (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and incorporated herein by reference to such Report).

10.11 Form of Deferred Compensation/Capital Accumulation Plan for Directors of the Registrant for each of the years 1988, 1989, 1993, 1994, 1995, 1996 and 1997 (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1995, and incorporated herein by reference to such Report).

10.12     Retirement Plan for Outside Directors of the Registrant
          (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

10.13A    Employee Severance Pay Plan of the Registrant
          (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1992, and incorporated herein by reference to such Report).

Exhibit
Number                                Description


10.13B First Amendment of the Employee Severance Pay Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report).

10.14A Form of Indemnification Agreement with Director between the Registrant and each of the following: Robert J. Cronin, Theodore Dimitriou, Richard F. Doyle, Albert W. Isenman III, William N. Lane III, Neele E. Stearns, John C. Pope and Robert P. Rittereiser (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

10.14B    Form of Addendum to Indemnification Agreement with
          Director (Member of Profit Sharing Committee) between the Registrant and each of the following: Robert J. Cronin and Theodore Dimitriou (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

10.14C Form of Indemnification Agreement with Director (Member of Profit Sharing Committee) between the Registrant and Robert P. Rittereiser. (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996, and incorporated herein by reference to such Report).

10.15A Form of Indemnification Agreement with Officer between the Registrant and each of the following: Sandra K. Brandt, Thomas
          G. Brooker, Robert J. Cronin, Bruce D'Angelo, Theodore Dimitriou, Michael O. Duffield, Michael J. Halloran, Donald J. Hoffmann, Michael
          T. Laudizio, Michael T. Leatherman, William J. Montanez, Michael M. Mulcahy, and Wayne E. Richter (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

10.15B    Form of Addendum to Indemnification Agreement with
          Officer (Trustee of Profit Sharing and Retirement Trust and Member of Profit Sharing Committee) between the Registrant and each of the following: Robert J. Cronin, Theodore Dimitriou and Michael J. Halloran (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

Exhibit
Number                                Description


10.15C    Form of Addendum to Indemnification Agreement with
          Officer (Member of Profit Sharing Committee) between the Registrant and Michael O. Duffield (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report).

10.16     Form of Addendum to Indemnification Agreement with
          Officer for FEC Employee Stock Ownership Trust between the Registrant and each of the following: Robert J. Cronin, Theodore Dimitriou and Michael O. Duffield (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated April 30, 1996, and incorporated herein by reference to such Report).

10.17A    Agreement effective as of July 1, 1997 between
          Registrant and Robert J. Cronin (Employment Agreement), filed herewith.

10.17B    Agreement effective as of July 1, 1997 between
          Registrant and Robert J. Cronin (Change of Control Agreement), filed herewith.

  13      Annual Report - Fiscal 1997 of the Registrant (filed as
          Exhibit 13 hereto and included only to the extent portions thereof are expressly incorporated by reference in this Report).

  21      Subsidiaries of the Company

  23      Consent of Arthur Andersen LLP

  27      Financial Data Schedule