Form 10-Q
period 1997-10-31
WALLACE COMPUTER SERVICES INC
filed 1997-12-15
CIK 104348

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                               QUARTERLY REPORT

                      Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934



       October 31, 1997                                       1-6528
-----------------------------------                  ---------------------------
  For the quarterly period ended                        Commission file number



                       WALLACE COMPUTER SERVICES, INC.
         ------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


          Delaware                                       36-2515832
---------------------------------           ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


             2275 Cabot Drive   Lisle, Illinois                      60532
         ---------------------------------------------         ----------------
           (Address of Principal Executive Offices)                (ZIP CODE)


      (630) 588-5000                                     42,980,352
---------------------------------          -------------------------------------
(Registrant's Telephone Number,             (Number of Common Shares Outstanding
    Including Area Code)                         as of November 30, 1997)



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

                       Wallace Computer Services, Inc.               Page 2
                                  FORM 10-Q
                 For Quarterly Period Ended October 31, 1997

                         Part I Financial Information

Item 1.  Financial Statements

      The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the three months ended October 31, 1997, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

               Wallace Computer Services, Inc. and Subsidiaries
                  Consolidated Income Statement (Unaudited)

                                                         For the Three Months Ended
                                                                 October 31
                                        -------------------------------------------------------------
                                                               %                                  %
                                               1997          Sales              1996            Sales
                                        --------------------------        ---------------------------
Net Sales                                  $246,112,000      100.0           $220,793,000       100.0

Cost and Expenses
   Cost of goods sold (Note 1)              155,206,000       63.1            132,787,000        60.1
   Selling and administrative expenses       43,243,000       17.6             41,229,000        18.7
   Provision for depreciation and
      amortization                           13,238,000        5.4             11,919,000         5.4
                                        ---------------     ------        ---------------      ------
      Total costs and expenses             $211,687,000       86.0           $185,935,000        84.2
                                        ---------------     ------        ---------------      ------
   Operating Income                          34,425,000       14.0             34,858,000        15.8
                                        ---------------     ------        ---------------      ------
   Interest income                           (1,217,000)      (0.5)              (625,000)       (0.3)
   Interest expense                             918,000        0.4                474,000         0.2
                                        ---------------     ------        ---------------      ------

   Income before Income Taxes                34,724,000       14.1             35,009,000        15.9
   Provision for Income Taxes                13,716,000        5.6             13,829,000         6.3

                                        ---------------     ------        ---------------      ------
      Net Income                            $21,008,000        8.5            $21,180,000         9.6
                                        ===============     ======        ===============      ======
Net Income per Share                              $0.49                             $0.48
                                                  =====                             =====
Average Common Shares Outstanding            43,009,000                        44,179,000
                                        ===============                   ===============
Dividends Declared Per Share                     $0.155                            $0.140
                                                 ======                            ======


The accompanying notes are an integral part of this statement.

               Wallace Computer Services, Inc. and Subsidiaries        Page 3
                          Consolidated Balance Sheet


                                                             October 31, 1997       July 31, 1997
                                                               (Unaudited)             (Audited)
Assets                                                 ----------------------  ----------------------
Current Assets
   Cash and cash equivalents                                       $1,725,000             $14,168,000
   Short-term investments                                           1,725,000               1,706,000
   Accounts receivable                                            185,525,000             171,059,000
   Less-allowance for doubtful accounts                             3,880,000               3,481,000
                                                       ----------------------   ---------------------
       Net receivables                                            181,645,000             167,578,000
   Inventories (Note 1)                                            84,456,000              85,150,000
   Prepaid taxes                                                   16,648,000              16,748,000
   Advances and prepaid expenses                                    4,364,000               5,140,000
                                                       ----------------------  ----------------------
       Total current assets                                       290,563,000             290,490,000
                                                       ----------------------  ----------------------
Property, plant and equipment, at cost                            615,902,000             608,486,000
Less-reserves for depreciation and amortization                   316,485,000             306,994,000
                                                       ----------------------  ----------------------
   Net property, plant and equipment                              299,417,000             301,492,000
                                                       ----------------------  ----------------------
Intangible assets arising from acquisitions                        59,506,000              59,913,000
Cash surrender value of life insurance                             40,938,000              39,845,000
Systems development costs                                          24,701,000              24,404,000
Other assets                                                        4,655,000               4,298,000
                                                       ----------------------  ----------------------
   Total assets                                                  $719,780,000            $720,442,000
                                                       ======================  ======================
Liabilities and Stockholders' Equity
Current Liabilities
   Current portion long-term debt                                  $7,100,000              $7,100,000
   Short-term notes payable                                        13,500,000              28,500,000
   Accounts payable                                                33,267,000              49,348,000
   Accrued salaries, wages, profit sharing and other               62,269,000              56,308,000
   Accrued income taxes                                            13,300,000                       0
                                                       ----------------------  ----------------------
      Total current liabilities                                   129,436,000             141,256,000
                                                       ----------------------  ----------------------
Long-term debt                                                     24,500,000              24,500,000
Deferred income taxes                                              32,351,000              32,669,000
Deferred compensation and retirement benefits                      28,401,000              28,829,000
Stockholders' equity
   Common stock (Note 2)- issued shares of
     45,764,054 at October 31, 1997 and July 31, 1997              45,764,000              45,764,000
   Additional capital                                              34,860,000              34,739,000
   Retained earnings                                              505,463,000             491,719,000
   Unrealized loss on securities                                      (83,000)                (95,000)
   Treasury stock  (at cost)- 2,746,102 shares at
     October 31, 1997 and 2,693,784 shares at
     July 31, 1997                                                (80,912,000)            (78,939,000)
                                                       ----------------------  ----------------------
   Total stockholders' equity                                     505,092,000             493,188,000
                                                       ----------------------  ----------------------
Total liabilities and stockholders' equity                       $719,780,000            $720,442,000
                                                       ======================  ======================

The accompanying notes are an integral part of this statement.

               Wallace Computer Services, Inc. and Subsidiaries       Page 4
               Consolidated Statement of Cash Flows (Unaudited)


                                                                   For the Three Months Ended
                                                                          October 31
                                                      --------------------------------------------------
                                                               1997                       1996
                                                      ----------------------     -----------------------
Cash Flows from Operating Activities:
   Net income from operations                                    $21,008,000                 $21,180,000
   Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                              13,238,000                  11,919,000
       Deferred taxes                                               (325,000)                    118,000
       (Gain)/loss on disposal of property                             7,000                       3,000
   Changes in assets and liabilities
       Accounts receivable                                       (14,067,000)                 (5,619,000)
       Inventories                                                   694,000                    (644,000)
       Advances and prepaid expenses                                 776,000                   8,281,000
       Prepaid taxes                                                 100,000                           0
       Other assets                                               (3,320,000)                 (2,247,000)
       Accounts payable and other liabilities                    (10,758,000)                  6,847,000
       Accrued income taxes                                       13,300,000                   4,638,000
       Deferred compensation and retirement benefits                (428,000)                  1,591,000
       Realized security (gain) loss                                       0                      (7,000)
                                                      ----------------------     -----------------------
   Net cash provided by operating activities                      20,225,000                  46,060,000
                                                      ----------------------     -----------------------
Cash Flows from Investing Activities:
   Capital expenditures                                           (9,193,000)                (12,778,000)
   Purchases of short-term investments                                     0                 (14,000,000)
   Proceeds from sales of short-term investments                           0                  50,132,000
   Proceeds from disposal of property                                  2,000                      27,000
   Net construction funds held by trustee                                  0                     (32,000)
   Other capital investments-acquisitions                                  0                  (6,642,000)
                                                      ----------------------     -----------------------
   Net cash used in investing activities                          (9,191,000)                 16,707,000
                                                      ----------------------     -----------------------
Cash Flows from Financing Activities:
   Treasury stock transactions                                    (2,459,000)                (65,277,000)
   Cash dividends paid                                            (6,018,000)                 (4,785,000)
   Retirement of short-term debt                                 (15,000,000)                          0
                                                      ----------------------     -----------------------
   Net cash used in financing activities                         (23,477,000)                (70,062,000)
                                                      ----------------------     -----------------------
Net changes in cash and cash equivalents                         (12,443,000)                 (7,295,000)
Cash and cash equivalents at beginning of year                    14,168,000                  23,618,000
                                                      ----------------------     -----------------------
Cash and cash equivalents at October 31                           $1,725,000                 $16,323,000
                                                      ======================     =======================
Supplemental Disclosure:
   Interest paid (net of interest capitalized)                      $140,000                    $(52,000)
   Income taxes paid (net of refunds received)                       325,000                     625,000


The accompanying notes are an integral part of this statement.

               Wallace Computer Services, Inc. and Subsidiaries       Page 5
                  Notes to Consolidated Financial Statements
                               October 31, 1997
                                 (Unaudited)

Note 1 - Inventories

         Inventories at October 31, 1997, and July 31, 1997, were as follows:


                                October 31, 1997   July 31, 1997
                                ----------------   -------------
           Raw materials             $17,224,000     $21,440,000
           Work in process             3,807,000       1,426,000
           Finished products          63,425,000      62,284,000
                                ----------------   -------------
                                     $84,456,000     $85,150,000
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

Note 2 - Stock Options

         As of October 31, 1997, options to purchase 1,761,105 shares of common stock were outstanding and 3,734,833 shares of common stock were available for future grants under the Registrant's Stock Option and Employee Stock Purchase Plans.

         The Registrant has authorized 100,000,000 shares of common stock and issued 45,764,054 as of October 31, 1997. Of these shares, 2,746,102 were held in treasury as of October 31, 1997. The number of shares held in treasury at July 31, 1997 was 2,693,784.

Note 3 - Changes in Accounting

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.128 on Earnings Per Share disclosure which is effective for financial statements for periods ending after December 15, 1997. The Registrant will adopt this statement and reflect its disclosures in the Company's second quarter fiscal 1998 financial statements. SFAS 128 requires dual presentation of basic and diluted earnings per share, as defined, for current and prior periods. Earnings per share were as follows:


                                        Basic         Diluted
                                     -----------    -----------
           First Quarter-1998             .49             .48
           First Quarter-1997             .48             .48

                       Wallace Computer Services, Inc.               Page 6
                                  FORM 10-Q
                 For Quarterly Period Ended October 31, 1997


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
---------------------------------------------------------------------------

      Results of Operations

      There have been no material changes in financial condition since the preceding fiscal year which ended July 31, 1997.

      For the three month period ended October 31, 1997, net sales increased 11.5% to $246,112,000. Net income for the first quarter decreased 0.8% to $21,008,000 or 49 cents per share, from $21,180,000 or 48 cents per share in fiscal 1997. Pretax income for the quarter was down by $285,000 or 0.8%.

      Results for the quarter were impacted by the UPS strike in August. UPS is both a large customer and a significant supplier to the Registrant. The Registrant estimates that the effects of this strike reduced earnings per share for the quarter by one to two cents.

      Sales for the quarter continue to be impacted by lower paper prices. Two operations reported sales decreases for the quarter, the Press and Tops divisions. The biggest decrease was in Tops, which sells into the office products retailer market. It had a strong first quarter last year with higher than normal sales of stock tab products. Stock tab sales this quarter were more in-line with their historical trends. Excluding the impact of Wallace Press and Tops, the Registrant estimates that unit growth for the balance of the Registrant's operations was in the 12 to 13% range.

      Sales to W.I.N. and Select Services customers totalled 44% of the quarter's sales. The breakdown of these sales for the quarter was 51% business forms with the balance in other product categories. Each quarter, a larger percentage of sales to W.I.N. and Select Services customers are non-business form products.

      Cost of sales for the quarter was 63.1% versus 60.1% in the first quarter of fiscal 1997. Cost of sales has trended higher over the last three quarters due to the effects of changing paper prices. Bond paper prices decreased during the first half of calendar 1997, but increases of approximately 6% in both June and August have held. Another 6% increase was effective in late October. There is usually a one quarter lag between the time of a paper price increase and our ability to raise selling prices. The Registrant anticipates some improvement in margins in the second half of the fiscal year.

      The first quarter this year includes a LIFO charge of $582,000 versus a credit of $232,000 last year. This LIFO change decreased earnings for fiscal 1998 by $0.01 per share. Cost of sales for the last three quarters before LIFO effect has consistently been in the 62.8 to 62.9% to sales range.

      Selling and administration expenses for the quarter were 17.6% versus 18.7% last year. This year's total includes $480,000 of Year 2000 related programming expenses. The Registrant is still expecting Year 2000 expenses of $3 million for all of fiscal 1998.

      Commission expense as a percent to sales was down between years due to the margin contraction mentioned earlier. The remaining SG&A expenses between years increased by 4.4% on the 11.5% sales increase.

      Depreciation and amortization expenses increased in-line with sales to $13.2 million or 5.4% to sales. This quarter has $503,000 of amortization of acquisition intangibles, including $106,000 from the Moran acquisition last July.

                       Wallace Computer Services, Inc.             Page 7
                                  FORM 10-Q
                 For Quarterly Period Ended October 31, 1997


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations (continued)
------------------------------------------------------------------------

      Interest income this year includes a positive adjustment of $800,000 for the cash surrender value of life insurance policies. Interest expense includes $245,000 for the Moran acquisition.

      The effective tax rate for the first quarter was 39.5%, the same rate for all of fiscal 1997.

      Some of the financial ratios for the twelve months ended October 31, 1997 were: Return on Net Sales of 8.7%, Return on Average Assets of 11.7%, and Return on Equity of 16.8%.

      On November 3, 1997, a wholly owned subsidiary of the Registrant completed a tender offer for all of the outstanding shares of common stock of Graphic Industries, Inc., a Georgia corporation ("GII"). As a result of the tender offer and related transactions, the Registrant indirectly owns approximately 98% of the outstanding shares of GII. The Registrant financed this transaction by borrowing under the Credit Facility, discussed below under the heading "Liquidity and Capital Resources". Item 6 of Part II of this Report incorporates by reference additional reports by the Registrant detailing the tender offer and related transactions. This transaction is not anticipated to have a material effect on earnings during fiscal 1998.

      Liquidity and Capital Resources

      Working capital increased by $11,893,000 from July 31, 1997, primarily due to the payment of $15 million in short-term notes payable to the former owners of Moran Printing, which was acquired in July, 1997. The current ratio at October 31, 1997 was 2.2 to 1. Long-term debt is comprised of industrial revenue bonds at rates ranging from 3.65% to 3.75%, as well as $1,000,000 related to acquisitions made in the prior fiscal year. Long-term debt currently represents 4.6% of total capitalization.

      During the first quarter, the Registrant entered into a Credit Agreement providing a maximum aggregate principal amount available to be borrowed of $500,000,000 ("Credit Facility"). The Credit Facility will be used to fund acquisitions, including the acquisition of GII, and for general corporate purposes. The Credit Agreement is attached to this Report as
      Exhibit 10.1.

      Capital expenditures for the first three months totaled $9,193,000. For the full fiscal year, capital expenditures are expected to be $40.0 million, which are expected to be financed through internally generated funds and by borrowing against our revolving credit facility.

      Stockholders' equity increased 2.4% to $505,092,000 at October 31, 1997.

      Current inventory levels are believed to be in-line with the inventory levels necessary to satisfy customer demand. The Registrant anticipates having adequate sources of supply of raw materials to meet future business requirements.

      Common Stock

      On September 3, 1997, the Board of Directors increased the annualized dividend rate to $0.62 per share, a 10.7% increase from fiscal 1997.

      During the month of August, the Registrant purchased 90,000 shares of Wallace common stock. This was the only purchase during the first quarter. Total repurchases against the $100 million authorized by the Board last June have been $8.3 million.

                       Wallace Computer Services, Inc.               Page 8
                                  FORM 10-Q
                 For Quarterly Period Ended October 31, 1997

                          Part II  Other Information


Items 1 through 3      None

Item 4  Submission of Matters to a Vote of Security Holders

The Registrant held its annual meeting of stockholders on November 5, 1997. The results of the five proposals put to a shareholder vote are as follows:

1) Election of three directors for the class of directors whose terms are expiring at the 1997 Annual Meeting.


                                             For          Withheld
                                         ----------       --------
        Theodore Dimitriou               36,612,176        157,507
        William N. Lane III              36,632,182        137,501
        John C. Pope                     36,623,796        145,887


2) Proposal to adopt amendment to Employee Stock Purchase Plan which would (a) provide fourteen additional six-month offering periods thereby extending the Plan to December 31, 2004 and (b) increase the aggregate number of shares of the Company's Common Stock that may be purchased pursuant to the options granted under the Plan from 4,700,000 to 6,600,000.


             For          Against      Abstain    Broker Non-Vote*
         ----------      ---------    ---------  -------------------
         32,876,039       713,073      110,939          3,069,632


3) Proposal to adopt the Company's Annual Bonus Plan.


             For          Against      Abstain
         ----------      ---------    ---------
         35,471,213      1,037,786     260,684


4) Proposal to adopt the Company's 1997 Performance Share Plan, including performance goals, which provides for the issuance of up to 250,000 shares of Common Stock.


             For          Against      Abstain    Broker Non-Vote*
         ----------      ---------    ---------  -------------------
         32,007,975      1,447,659     252,017          3,062,032


5) Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year 1998.


             For          Against      Abstain
         ----------      ---------    ---------
         36,629,628        66,937      73,118


* Broker Non-Votes are deemed to be votes against the proposal.

                       Wallace Computer Services, Inc.              Page 9
                                  FORM 10-Q
                 For Quarterly Period Ended October 31, 1997

Item 5    None

Item 6    Exhibits

     (a)  Exhibits

          2.1. Amended and Restated Agreement and Plan of Merger, dated as of October 12, 1997, among Wallace Computer Services, Inc., Greenwich Acquisition Corp., and Graphic Industries, Inc. incorporated herein by reference to Exhibit (c)(3) to the
               Schedule 14D-1 (Amendment No. 1) filed October 17, 1997.

          2.2 Amended and Restated Stockholder Agreement, dated as of October 12, 1997, among Mark C. Pope III, Wallace Computer Services, Inc., and Greenwich Acquisition Corp. incorporated herein by reference to Exhibit (c)(4) to the Schedule 14D-1 (Amendment No.
               1) filed October 17, 1997.

          10.1 $500,000,000 Credit Agreement dated as of October 31, 1997 among Wallace Computer Services, Inc., Bank of America National Trust and Savings Association, as Administrative Agent and the other financial institutions party thereto.

          10.2 The Wallace Computer Services, Inc. Annual Bonus Plan incorporated herein by reference to Appendix A to the Proxy Statement of the Registrant dated October 6, 1997.

          10.3 The Wallace Computer Services, Inc. 1997 Performance Share Plan incorporated herein by reference to Appendix B to the Proxy Statement of the Registrant dated October 6, 1997.

          27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K

          (1) A report on Form 8-K was filed in October, 1997. The exhibit filed with the report was a press release of the Registrant dated September 28, 1997 announcing the acquisition of Graphic Industries, Inc.

          (2) A report on Form 8-K was filed in November, 1997. The report announced the acceptance for payment by Greenwich Acquisition Corp., a wholly owned subsidiary of the Registrant, of 8,447,988 shares of common stock of Graphic Industries, Inc. The report also announced the acceptance for payment of 4,303,092 shares of Class B Shares from Mark C. Pope III.

                       Wallace Computer Services, Inc.             Page 10
                                  FORM 10-Q
                 For Quarterly Period Ended October 31, 1997


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  WALLACE COMPUTER SERVICES, INC.






      December 9, 1997                          /s/ Robert J. Cronin
  -----------------------         ----------------------------------------------
           Date                                 Robert J. Cronin
                                       President and Chief Executive Officer


      December 9, 1997                          /s/ Michael J. Halloran
  -----------------------         ----------------------------------------------
           Date                                 Michael J. Halloran
                                      Vice President, Chief Financial Officer,
                                              and Assistant Secretary
                                          (Principal Accounting Officer)