Form 10-Q
period 1998-01-31
WALLACE COMPUTER SERVICES INC
filed 1998-03-17
CIK 104348

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                               QUARTERLY REPORT

                      Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934



       January 31, 1998                               1-6528
------------------------------                ----------------------
For the quarterly period ended                Commission file number



                       WALLACE COMPUTER SERVICES, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


           Delaware                                    36-2515832
-------------------------------            -----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


         2275 Cabot Drive   Lisle, Illinois               60532
         ----------------------------------------        ---------
         (Address of Principal Executive Offices)        (ZIP CODE)


       (630) 588-5000                                    43,419,721
-------------------------------            ------------------------------------
(Registrant's Telephone Number,            (Number of Common Shares Outstanding
    Including Area Code)                           as of February 27, 1998)



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

                      Wallace Computer Services, Inc.                    Page 2
                                  FORM 10-Q
                 For Quarterly Period Ended January 31, 1998

                         Part I Financial Information
                         ----------------------------

Item 1.  Financial Statements
-----------------------------

      The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the six months ended January 31, 1998, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

               Wallace Computer Services, Inc. and Subsidiaries
                  Consolidated Income Statement (Unaudited)


                                                     For the Six Months Ended
                                                            January 31
                                           ----------------------------------------------
                                                             %                        %
                                               1998        Sales        1997        Sales
                                           ---------------------    ---------------------
Net Sales                                  $612,468,000    100.0    $446,232,000    100.0

Cost and Expenses
   Cost of goods sold (Note 1)              402,156,000     65.7     268,356,000     60.1
   Selling and administrative expenses      102,931,000     16.8      83,163,000     18.6
   Provision for depreciation and
      amortization                           31,460,000      5.1      24,054,000      5.4
                                           ------------    -----    ------------    -----
      Total costs and expenses             $536,547,000     87.6    $375,573,000     84.2
                                           ------------    -----    ------------    -----
   Operating Income                          75,921,000     12.4      70,659,000     15.8
                                           ------------    -----    ------------    -----
   Interest income                           (1,723,000)    (0.3)     (1,039,000)    (0.2)
   Interest expense                           8,215,000      1.3       1,059,000      0.2
                                           ------------    -----    ------------    -----
   Income before Income Taxes                69,429,000     11.3      70,639,000     15.8
   Provision for Income Taxes (Note 4)       27,598,000      4.5      27,902,000      6.3
                                           ------------    -----    ------------    -----
      Net Income                           $ 41,831,000      6.8    $ 42,737,000      9.6
                                           ============    =====    ============    =====

Basic Earnings per Share                   $       0.97             $       0.98
                                           ============             ============
Fully Diluted Earnings per Share           $       0.96             $       0.97
                                           ============             ============
Average Common Shares Outstanding            43,058,000               43,574,000
                                           ============             ============
Fully Diluted Common Shares Outstanding      43,541,000               43,892,000
                                           ============             ============
Dividends Declared Per Share               $       0.31             $       0.28
                                           ============             ============


The accompanying notes are an integral part of this statement.

                       Wallace Computer Services, Inc.                   Page 3
                                  FORM 10-Q
                 For Quarterly Period Ended January 31, 1998

               Wallace Computer Services, Inc. and Subsidiaries
                  Consolidated Income Statement (Unaudited)



                                                    For the Three Months Ended
                                                            January 31
                                           ----------------------------------------------
                                                             %                        %
                                               1998        Sales        1997        Sales
                                           ---------------------    ---------------------
Net Sales                                  $366,356,000    100.0    $225,439,000    100.0

Cost and Expenses
   Cost of goods sold (Note 1)              246,951,000     67.4     135,569,000     60.1
   Selling and administrative expenses       59,689,000     16.3      41,934,000     18.6
   Provision for depreciation and
      amortization                           18,221,000      5.0      12,136,000      5.4
                                           ------------     ----    ------------     ----
      Total costs and expenses             $324,861,000     88.7    $189,639,000     84.1
                                           ------------     ----    ------------     ----
   Operating Income                          41,495,000     11.3      35,800,000     15.9
                                           ------------     ----    ------------     ----
   Interest income                             (506,000)    (0.1)       (414,000)    (0.2)
   Interest expense                           7,296,000      2.0         584,000      0.3
                                           ------------     ----    ------------     ----
   Income before Income Taxes                34,705,000      9.5      35,630,000     15.8
   Provision for Income Taxes (Note 4)       13,882,000      3.8      14,074,000      6.2
                                           ------------     ----    ------------     ----
      Net Income                           $ 20,823,000      5.7    $ 21,556,000      9.6
                                           ============     ====    ============     ====
Basic Earnings per Share                   $       0.48             $       0.50
                                           ============             ============
Fully Diluted Earnings per Share           $       0.48             $       0.50
                                           ============             ============
Average Common Shares Outstanding            43,107,000               42,968,000
                                           ============             ============
Fully Diluted Common Shares Outstanding      43,632,000               43,339,000
                                           ============             ============
Dividends Declared Per Share               $      0.155             $      0.140
                                           ============             ============


The accompanying notes are an integral part of this statement.

               Wallace Computer Services, Inc. and Subsidiaries          Page 4
                          Consolidated Balance Sheet


                                               January 31, 1998   July 31, 1997
                                                   (Unaudited)      (Audited)
Assets                                          --------------    -------------
------
Current Assets
   Cash and cash equivalents                    $   27,363,000    $ 14,168,000
   Short-term investments                                    0       1,706,000
   Accounts receivable                             263,447,000     171,059,000
   Less-allowance for doubtful accounts              6,981,000       3,481,000
                                                --------------    ------------
       Net receivables                             256,466,000     167,578,000
   Inventories (Note 1)                            124,567,000      85,150,000
   Prepaid taxes                                    26,212,000      16,748,000
   Advances and prepaid expenses                    16,205,000       5,140,000
                                                --------------    ------------
       Total current assets                        450,813,000     290,490,000
                                                --------------    ------------
Property, plant and equipment, at cost             783,338,000     608,486,000
Less-reserves for depreciation and amortization    331,464,000     306,994,000
                                                --------------    ------------
   Net property, plant and equipment               451,874,000     301,492,000
                                                --------------    ------------
Intangible assets arising from acquisitions        281,405,000      59,913,000
Cash surrender value of life insurance              47,894,000      39,845,000
Systems development costs                           25,745,000      24,404,000
Other assets                                         6,309,000       4,298,000
                                                --------------    ------------
   Total assets                                 $1,264,040,000    $720,442,000
                                                ==============    ============
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
   Current portion long-term debt               $    4,548,000    $  7,100,000
   Short-term notes payable                         58,065,000      28,500,000
   Accounts payable                                 74,775,000      49,348,000
   Accrued salaries, wages, profit sharing
     and other                                      70,328,000      56,308,000
                                                --------------    ------------
       Total current liabilities                   207,716,000     141,256,000
                                                --------------    -----------
Long-term debt                                     437,836,000      24,500,000
Deferred income taxes                               49,073,000      32,669,000
Deferred compensation and retirement benefits       28,671,000      28,829,000
Other long-term liabilities                          9,361,000               0
Stockholders' equity
   Common stock (Note 2)- issued shares of
     45,764,054 at January 31, 1998 and
     July 31, 1997                                  45,764,000      45,764,000
   Additional capital                               37,080,000      34,739,000
   Retained earnings                               519,140,000     491,719,000
   Unrealized loss on securities                             0         (95,000)
   Treasury stock  (at cost)- 2,354,873 shares
     at January 31, 1998 and 2,693,784 shares
     at July 31, 1997                              (70,601,000)    (78,939,000)
                                                --------------    ------------
   Total stockholders' equity                      531,383,000     493,188,000
                                                --------------    ------------
Total liabilities and stockholders' equity      $1,264,040,000    $720,442,000
                                                ==============    ============

The accompanying notes are an integral part of this statement.

               Wallace Computer Services, Inc. and Subsidiaries          Page 5
               Consolidated Statement of Cash Flows (Unaudited)



                                                    For the Six Months Ended
                                                           January 31
                                                -------------------------------
                                                     1998               1997
                                                --------------    -------------
Cash Flows from Operating Activities:
   Net income from operations                   $   41,831,000    $  42,737,000
   Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                31,460,000       24,054,000
       Deferred taxes                               (1,845,000)         120,000
       (Gain)/loss on disposal of property              19,000          (15,000)
   Changes in assets and liabilities
       Accounts receivable                           4,487,000      (11,483,000)
       Inventories                                  (8,997,000)      (9,136,000)
       Advances and prepaid expenses                11,145,000       (1,786,000)
       Prepaid taxes                                (9,465,000)               0
       Other assets                                (11,729,000)     (10,730,000)
       Accounts payable and other liabilities      (16,946,000)     (10,055,000)
       Accrued income taxes                            (14,000)          (1,000)
       Deferred compensation and retirement
         benefits                                     (158,000)       2,313,000
       Realized security (gain) loss                    (9,000)          (7,000)
                                                --------------    -------------
   Net cash provided by operating activities        39,779,000       26,011,000
                                                --------------    -------------
Cash Flows from Investing Activities:
   Capital expenditures                            (27,939,000)     (21,145,000)
   Purchases of short-term investments                       0      (14,000,000)
   Proceeds from sales of short-term
     investments                                     1,875,000       50,179,000
   Proceeds from disposal of property                   (7,000)          92,000
   Net construction funds held by trustee                    0          (65,000)
   Other capital investments-acquisitions         (437,830,000)      (6,586,000)
                                                --------------    -------------
   Net cash used in investing activities          (463,901,000)       8,475,000
                                                --------------    -------------
Cash Flows from Financing Activities:
   Treasury stock transactions                       9,653,000      (70,416,000)
   Cash dividends paid                             (12,685,000)     (10,787,000)
   Proceeds from issuance of short-term debt        29,565,000       30,000,000
   Retirement of long-term debt                     (5,100,000)               0
   Proceeds from issuance of long-term debt        415,884,000                0
                                                --------------    -------------
   Net cash used in financing activities           437,317,000      (51,203,000)
                                                --------------    -------------
Net changes in cash and cash equivalents            13,195,000      (16,717,000)
Cash and cash equivalents at beginning of year      14,168,000       23,618,000
                                                --------------    -------------
Cash and cash equivalents at January 31         $   27,363,000    $   6,901,000
                                                ==============    =============

Supplemental Disclosure:
   Interest paid (net of interest capitalized)  $    5,572,000    $     377,000
   Income taxes paid (net of refunds received)      29,463,000       29,718,000



The accompanying notes are an integral part of this statement.

               Wallace Computer Services, Inc. and Subsidiaries          Page 6
                  Notes to Consolidated Financial Statements
                               January 31, 1998
                                 (Unaudited)

Note 1 - Inventories

     Inventories at January 31, 1998, and July 31, 1997, were as follows:


                                      January 31, 1998           July 31, 1997
                                      ----------------           -------------
          Raw materials                 $ 30,702,000              $21,440,000
          Work in process                 29,839,000                1,426,000
          Finished products               64,026,000               62,284,000
                                        ------------              -----------
                                        $124,567,000              $85,150,000
                                        ============              ===========



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

Note 2 - Stock Options

      As of January 31, 1998, options to purchase 1,769,740 shares of common stock were outstanding and 3,490,872 shares of common stock were available for future grants under the Registrant's Stock Option and Employee Stock Purchase Plans.

      The Registrant has authorized 100,000,000 shares of common stock and issued 45,764,054 as of January 31, 1998. Of these shares, 2,354,873 were held in treasury as of January 31, 1998. The number of shares held in treasury at July 31, 1997 was 2,693,784.

Note 3 - Acquisition of Graphic Industries

      On November 3, 1997, a wholly owned subsidiary of the Registrant completed a tender offer for all of the shares of common stock of Graphic Industries, Inc. a Georgia corporation ("Graphic"). On December 22, 1997, the wholly owned subsidiary was merged with and into Graphic, with Graphic becoming a wholly owned subsidiary of the Registrant as a result of the Merger. The total cost of the acquisition, including the purchase of all outstanding shares of Graphic at $21.75 per share, assumed debt, and transaction costs, was $437,830,000. The acquisition has been accounted for as a purchase. The Registrant's financial results for the three month period ended January 31, 1998 includes the operations of Graphic since November 3, 1997.

      The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired. This preliminary purchase price allocation (subject to final fixed asset appraisals, as well as other possible accrual adjustments) resulted in goodwill of $223,727,000. Goodwill will be amortized on a straight line basis over 40 years.

      The pro forma financial results of operation below assume the transaction was completed at the beginning of the periods presented and include adjustments for increased interest costs associated with the transaction, as well as increased depreciation, amortization, and effective income tax rates to reflect the effects of the preliminary purchase price allocation:

                                                                         Page 7
                       Wallace Computer Services, Inc.
                                  FORM 10-Q
                 For Quarterly Period Ended January 31, 1998


Note 3 - Acquisition of Graphic Industries (continued)


      Six months ended January 31,           1998               1997
                                         ------------       ------------
      Net sales                          $729,910,000       $673,659,000
      Net income                         $ 40,342,000       $ 43,267,000
      Net earnings per share             $       0.93       $       0.99



Note 4 - Income Taxes

      Effective November 1, 1997, the Registrant increased its effective tax rate from 39.5% to 40.0%. The income tax rate had been 39.5% since August 1, 1996. The increase in the effective tax rate is due to higher goodwill amortization expense, which is not tax deductible.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------

      Results of Operations
      ---------------------

      For the three month period ended January 31, 1998, net sales increased 62.5% to $366,356,000. Graphic sales in the quarter were $112,865,000.
      The quarterly increase in sales without Graphic was 12.4%. Excluding the acquisition of Moran Printing, a commercial printer acquired in July, 1997, the increase in sales for the quarter was 7.8%. Excluding the commercial printing segment, the Registrant estimates that unit growth for the quarter was around 9%. For the six months ended January 31, 1998, net sales increased 37.3% to $612,468,000. Before Graphic, the increase was 12.0%.

      Sales to W.I.N. and Select Services customers totalled 31% of the second quarter's sales and 45% of sales without Graphic. This number compares to 43% in the second quarter a year ago.

      Net income for the second quarter decreased 3.4% to $20,823,000 or 48 cents per share. Graphic results for the quarter were dilutive by 2 cents per share, after including the impact of goodwill amortization and interest expense. Net income for the six month period decreased 2.1% to $41,831,000 or 97 cents per share. The Registrant expects that the results for Graphic will be break-even for the fiscal year ended July 31, 1998. In addition to the impact of Graphic on the current fiscal year, the first quarter was impacted by the UPS strike in August, 1997. UPS is both a large customer and a significant supplier to the Registrant. The Registrant estimates that the effects of the strike reduced earnings per share in the first quarter by one to two cents.

      Cost of sales for the quarter was 67.4% of sales for the quarter.
      Without Graphic, the cost of sales was 65.1% versus 60.1% in the second quarter of fiscal 1997. The second quarter includes a LIFO charge of $448,000 or 0.6 cents per share versus a credit of $739,000 or 1.0 cents per share in the second quarter last year. Total LIFO charges in the first half were $1,030,000 or 1.4 cents per share versus credits of $971,000 or 1.3 cents per share last year. Cost of sales for the previous three quarters before LIFO effect has been around 63%. In the current quarter, without Graphic and before LIFO effect, cost of sales is 64.9%.

      Cost of sales has trended higher over the past year due to increasing paper prices. Bond paper prices increased in June, August and again in October at a rate of about 6% each increase. These

                                                                         Page 8
                       Wallace Computer Services, Inc.
                                  FORM 10-Q
                 For Quarterly Period Ended January 31, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
-------------------------------------------------------------------

      increases impact margins in that there is usually a one quarter lag between the time of a paper price increase and our ability to raise selling prices. The most recent increases have taken longer than one quarter to pass along, thus affecting the second quarter. Moving into the third quarter the Registrant anticipates some improvement in margins as the Registrant is now realizing success in raising selling prices.

      Selling and administration expenses for the quarter were 16.3% versus 18.6% in the second quarter of last year. For the six months ended January 31, the ratio to sales was 16.8% versus 18.6% last year. This year's total includes $480,000 in the first quarter and $596,000 in the second quarter of Year 2000 related programming expenses. The Registrant is expecting another $2 million in the second half of this fiscal year. Included in the first half of fiscal 1997 is $787,000 of expenses related to a proxy contest over the Wyser-Pratte proposals to amend our By-laws and Wyser-Pratte's nomination of an alternate slate of directors. The Wyser-Pratte proposals were never adopted by the shareholders and the directors nominated by Wyser-Pratte were not elected.

      Depreciation and amortization for the quarter was $18,221,000 or 5.0% of sales versus $12,136,000 or 5.4% of sales in the second quarter a year ago. Depreciation expense of $15,008,000 includes $3,794,000 from Graphic. Goodwill amortization of $1,805,000 for the quarter includes $1,398,000 from the Graphic acquisition. An additional $106,000 of goodwill amortization has been recognized in both the first and second quarters of this fiscal year related to the Moran acquisition completed last July. Total depreciation and amortization, before the impact of Graphic, increased 7.4% and is the result of continued reinvestment in capital resources and system development.

      Interest expense for the quarter increased by $6,712,000 from the same period one year ago. The current quarter includes $6,965,000 related to the Graphic acquisition. For the year, interest expense increased by $7,156,000. Interest income for the quarter increased by $92,000 and for the year has increased by $684,000. Interest income in the first quarter of fiscal 1998 included a positive adjustment of $800,000 for the cash surrender value of life insurance policies.

      Some of the financial ratios for the twelve months ended January 31, 1998 were: Return on Net Sales of 7.5%, Return on Average Assets of 8.3%, and Return on Equity of 16.0%. Those same ratios before adding Graphic were:
      Return on Net Sales of 8.5%, Return on Average Assets of 11.4%, and Return on Equity of 16.2%.

      Liquidity and Capital Resources
      -------------------------------

      Working capital increased by $93,863,000 from July 31, 1997, primarily due to the Graphic acquisition. The current ratio at January 31, 1998 was 2.2 to 1.

      During the first quarter, the Registrant entered into a five-year Credit Agreement providing a maximum aggregate principal amount available to be borrowed of $500,000,000 ("Credit Facility"). In the second quarter, the Registrant borrowed $396,000,000 to fund the acquisition of Graphic. The Credit Facility will be further used to fund acquisitions and for general corporate purposes. The Credit Agreement was filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter

                                                                         Page 9
                       Wallace Computer Services, Inc.
                                  FORM 10-Q
                 For Quarterly Period Ended January 31, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
-------------------------------------------------------------------

      ended October 31, 1997. In addition to the Credit Facility, the Registrant has unsecured money market lines of $125,000,000, under which $57,000,000 was borrowed at January 31, 1998. The maximum amount as authorized by the Board of Directors for short-term borrowings under the Credit Facility and the money market lines is limited to $600,000,000. The borrowings under the Credit Facility are classified as long-term debt as of January 31, 1998 since the Registrant has the intent and ability to carry that debt long-term. The $57,000,000 from the unsecured money market lines is classified as short-term debt.

      Of the remaining long-term debt, $23,500,000 is made up of industrial
      revenue bonds at rates ranging from 3.55% to 3.65%.   The balance of
      $18,336,000 relates to acquisitions, $1,000,000 due to the former owners of Moran Printing, with the rest being long-term debt from the Graphic acquisition. Long-term debt currently represents 45.2% of total capitalization.

      Capital expenditures for the first six months totalled $27,939,000, including $10,595,000 for Graphic. For the second half of fiscal 1998, the Registrant expects to spend another $20,000,000 to $23,000,000 on capital expenditures, which are expected to be financed through internally generated funds and by borrowing against the revolving credit facility and unsecured money market lines.

      Stockholders' equity increased 7.7% to $531,383,000 at January 31, 1998.

      Current inventory levels are believed to be in-line with the inventory levels necessary to satisfy customer demand. The Registrant anticipates having adequate sources of supply of raw materials to meet future business requirements.

      Common Stock
      ------------

      On September 3, 1997, the Board of Directors increased the annualized dividend rate to $0.62 per share, a 10.7% increase from fiscal 1997.

      During the first six months of fiscal year 1998, the Registrant has purchased 130,000 shares of Wallace common stock. Total repurchases against the $100 million authorized by the Board in June, 1997 have been $9.7 million.

                      Wallace Computer Services, Inc.                   Page 10
                                  FORM 10-Q
                 For Quarterly Period Ended January 31, 1998

                          Part II  Other Information
                          --------------------------


Items 1 through 3          None
-----------------

Item 4  Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

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



2) Proposal to adopt an amendment to Employee Stock Purchase Plan which would
(a) provide fourteen additional six-month offering periods thereby extending the Plan to December 31, 2004 and (b) increase the aggregate number of shares of the Registrant's Common Stock that may be purchased pursuant to the options granted under the Plan from 4,700,000 to 6,600,000.


             For          Against      Abstain    Broker Non-Vote*
         ----------       -------      -------    ---------------
         32,876,039       713,073      110,939       3,069,632


3) Proposal to adopt the Registrant's Annual Bonus Plan.

             For          Against      Abstain
         ----------       -------      -------

         35,471,213       1,037,786    260,684


4) Proposal to adopt the Registrant's 1997 Performance Share Plan, including performance goals, which provides for the issuance of up to 250,000 shares of Common Stock.

             For          Against      Abstain    Broker Non-Vote*
         ----------       -------      -------    ---------------
         32,007,975       1,447,659    252,017       3,062,032


5) Ratification of the appointment of Arthur Andersen LLP as the Registrant's independent public accountants for the fiscal year 1998.

             For          Against      Abstain
         ----------       -------      -------

         36,629,628       66,937       73,118


* Broker Non-Votes are deemed to be votes against the proposal.

                       Wallace Computer Services, Inc.                  Page 11
                                  FORM 10-Q
                 For Quarterly Period Ended January 31, 1998

Item 5    Other Information
---------------------------

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this filing and elsewhere (such as in other filings by the Registrant with the Securities and Exchange Commission, press releases, presentations by the Registrant or its management, and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events, or developments that the Registrant expects or anticipates may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Registrant's and its subsidiaries' business and operations, plans, references to future success and other such matters are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Registrant to materially differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, general economic, market or business conditions, changes in laws or regulations; the opportunities (or lack thereof) that may be presented to and pursued by the Registrant and its subsidiaries; successful integration of acquisitions; labor market conditions; changes in postal rates and paper prices; the ability of the Registrant to retain its customers who generally do not operate under long-term contracts with the Registrant; the potential unpredictability of the Registrant's net sales due to seasonal and other factors which can lead to fluctuations in quarterly and annual operating results; the ability of the Registrant to keep pace with technological advancements in the industry; the effect of technical advancements on the demand for the Registrant's goods and services; and the risk of damage to the Registrant's data centers and manufacturing facilities or interruptions in the Registrant's telecommunications links.

Item 6 Exhibits and Reports on Form 8-K
---------------------------------------
     (a)  Exhibits

          10.1 The Wallace Computer Services, Inc. Amended and
               Restated Executive Incentive Plan, dated as of August 1, 1997.

          10.2 First Amendment to The Wallace Computer Services,
               Inc. Benefit Trust, effective as of October 31, 1997.

          27.1 Financial Data Schedule.

      (b) Reports on Form 8-K

          (1)  A report on Form 8-K was filed on November 18, 1997.
               The report announced the acceptance for payment by Greenwich Acquisition Corp., a wholly owned subsidiary of the Registrant, of 8,447,988 shares of common stock of Graphic Industries, Inc. The report also announced the acceptance for payment of 4,303,092 shares of Class B Shares from Mark C. Pope III.

          (2)  A report on Form 8-K was filed on January 5, 1998.
               The exhibit filed with the report was a press release of the Registrant dated December 22, 1997 announcing the completion of the acquisition of Graphic Industries, Inc.

          (3)  A report on Form 8-K/A was filed on January 16, 1998
               (amending a report filed on November 18, 1997). The amended report contained (a) financial statements of Graphic Industries, Inc., including (i) annual financial statements for the fiscal year ended January 31, 1997, and (ii) interim financial statements for the third quarter ended October 31, 1997, and (b) unaudited pro forma financial statements including, (i)

                       Wallace Computer Services, Inc.                  Page 12
                                  FORM 10-Q
                 For Quarterly Period Ended January 31, 1998

Item 6 Exhibits and Reports on Form 8-K (continued)
---------------------------------------------------

             condensed consolidated statement of operations for the three months ended October 31, 1997 and the fiscal year ended July 31, 1997 presenting pro forma operating results for the Registrant as if the acquisition of Graphic had occurred as of the beginning of the periods presented, and (ii) condensed consolidated balance sheet as of October 31, 1997 as if the acquisition of Graphic had occurred as of October 31, 1997.

                                                                        Page 13
                       Wallace Computer Services, Inc.
                                  FORM 10-Q
                 For Quarterly Period Ended January 31, 1998


                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          WALLACE COMPUTER SERVICES, INC.



    March 16, 1998                              /s/ Robert J. Cronin
  ------------------                 -----------------------------------------
         Date                                     Robert J. Cronin
                                      President and Chief Executive Officer


    March 16, 1998                            /s/ Michael J. Halloran
  ------------------                 -----------------------------------------
         Date                                   Michael J. Halloran
                                     Vice President, Chief Financial Officer,
                                              and Assistant Secretary
                                          (Principal Accounting Officer)