Form 10-K/A
period 1997-07-31
WALLACE COMPUTER SERVICES INC
filed 1998-04-08
CIK 104348

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-K/A

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

  Registrant's telephone number, including area code: (630) 588-5000
                                                     ---------------
  Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
  Common Stock, $1.00 par value                  New York Stock Exchange
  Series A Preferred Stock Purchase              New York Stock Exchange
  Rights

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

The undersigned Registrant hereby amends the following Items of its Annual Report on Form 10-K for the annual period ended July 31, 1997, as set forth in the pages attached hereto:

Part I, Item 1.  Business, is hereby amended and restated as follows:

The second paragraph of clause (a) shall be deleted in its entirety and replaced with the following paragraphs:

  Since the introduction of the W.I.N.(TM) system (Wallace Information Network
  (TM)) in 1993, the Registrant has become a leader in Total Print and
  Integrated  Supply Management services.   At the time of its introduction, the
  W.I.N. system represented one of the first complete forms management tools in the market. It is a software tool that helps supply chain managers uncover cost saving opportunities on the purchases and management of all custom and stock business supplies by bringing complete, current data about every shipment and item in inventory to the customer's desktop for analysis and decision-making. Three hundred forty two mid-to-large-sized organizations are presently utilizing the W.I.N. system as the central information tool for the Registrant's supply management services, representing over $400 million in annual sales. The W.I.N. system and other material software used in the Registrant's operations are proprietary to the Registrant.

  Integrated Supply Management (ISM) is a new vendor and cost-reduction strategy being used by U.S. businesses today. The Registrant's ISM program, BW SINGLE SOURCE(TM), is an integration of not only the business supplies, but more importantly, all the management services and control mechanisms to help companies streamline supply chain processes to reduce waste and excess costs. By applying its ISM services, the Registrant has generated first-year-customer cost savings of 15 - 20%. Companies can effectively outsource the work of managing supplies, reducing the purchasing department's workload and cutting supplies costs, with mechanisms that let the customers retain control.

  The Registrant's Total Print Management encompasses the entire scope of printing by merging forms management with commercial print management. This integration allows all the functionality of forms management to be adapted for its customers' commercial printing needs as well as creating a database that references characteristics important to all of the customer's printing needs. Customers not only benefit from this combined management but also from the tracking and evaluation systems included with Total Print Management. In essence, Total Print Management is a complete "beginning-to-end" service that the Registrant can manage for all of its customer's printed supplies.

Part II, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations is hereby amended by appending the following text:

  Year 2000 Issue. Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change of the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

  The Registrant does not believe that it will incur material product liability as a result of the year 2000 issue. However, many of the Registrant's internal systems were not designed to allow for four digit dates. The Registrant has completed an inventory of all affected software, firmware and hardware (including imbedded chips) material to its operations. The Registrant is remediating the problem by modifying its software and in certain cases, purchasing new software packages. The project is currently on schedule for completion prior to March 31, 1999. The Registrant is establishing a redundant data center where material systems will be tested commencing in September, 1998. The Registrant does not expect the year 2000 issue to have a material affect on its operations.

  The Registrant has been working with key suppliers and customers to ensure that flow of products and services not be disrupted as a result of failure of the supplier or customer to become year 2000 compliant. While the Registrant is receiving assurances that no such interruption will occur, the Registrant cannot ensure third parties will become compliant when promised and that the flow of goods and services will not be interrupted. Inability to acquire raw materials or to distribute finished goods could have a material impact on the Registrant's operations. In addition, a customer's inability to place EDI orders could have a short term impact on operations.

  The Registrant currently estimates the costs of remediation at $7.5 million. Of the $7.5 million, $1 million has been allocated to purchase new financial software packages which will add additional functionality and will therefore be capitalized. The balance of $6.3 million will be expensed as incurred. Expenses of $267,000 were incurred in fiscal 1997 and $1,076,000 for six months ended January 31, 1998. The Registrant estimates expense for fiscal years 1998 and 1999 at $3.0 million each year. The Registrant does not anticipate that the costs of remediation will have a material effect on its financial condition.

  Wallace Computer Services, Inc.                            Fiscal 1997 10-K/A

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 6, 1998.

                                            Wallace Computer Services, Inc.

                                            By  /s/ Michael J. Halloran
                                               -------------------------
                                               Michael J. Halloran
                                               Vice President, Chief Financial
                                               Officer and Assistant Secretary
                                               (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities indicated, on April 6, 1998.


 /s/ Robert J. Cronin                       /s/ John C. Pope
----------------------------              ----------------------------
Robert J. Cronin                            John C. Pope
Director, President and                     Director
Chief Executive Officer

 /s/ Richard F. Doyle                       /s/ Robert P. Rittereiser
----------------------------              ----------------------------
Richard F. Doyle                            Robert P. Rittereiser
Director                                    Director

 /s/ Albert W. Isenman III                  /s/ Neele E. Stearns
----------------------------              ----------------------------
Albert W. Isenman III                       Neele E. Stearns, Jr.
Director                                    Director

  /s/ William N. Lane III
----------------------------
  William N. Lane III
  Director