Form 10-Q/A
period 1997-10-31
WALLACE COMPUTER SERVICES INC
filed 1998-04-09
CIK 104348

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q/A

                              QUARTERLY REPORT

                     Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


        October 31, 1997                                1-6528
----------------------------------            --------------------------
  For the quarterly period ended                Commission file number


                       WALLACE COMPUTER SERVICES, INC.
         -----------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)


            Delaware                                        36-2515832
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


        2275 Cabot Drive   Lisle, Illinois                       60532
      --------------------------------------                   ---------
     (Address of Principal Executive Offices)                  (Zip Code)


    (630) 588-5000                                  42,980,352
---------------------------------       -----------------------------------
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

                       Wallace Computer Services, Inc.
                                 FORM 10-Q/A
                 For Quarterly Period Ended October 31, 1997

The undersigned Registrant hereby amends the following Item of its Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1997:

Item 2, Liquidity and Capital Resources. The following text is hereby appended to the second paragraph of Item 2.

     The Credit Facility contains certain covenants binding on the Registrant and its subsidiaries, including without limitation, restrictions and limitations relating to the incurrence of liens, sale of assets, consolidations and mergers, loans and investments, incurrence of indebtedness, transactions with affiliates, use of proceeds, contingent obligations, restricted payments, change in business, accounting changes, permitted securitization and sale-leasebacks. The Credit Facility also contains certain financial covenants, including, without limitation, a minimum interest coverage ratio and a maximum funded debt to EBITDA ratio.


                                 SIGNATURES
                                 -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       WALLACE COMPUTER SERVICES, INC.



     April 2, 1998                          /s/ Robert J. Cronin
-----------------------                --------------------------------
          Date                                  Robert J. Cronin
                                       President and Chief Executive Officer


     April 2, 1998                          /s/ Michael J. Halloran
-----------------------                --------------------------------
          Date                                  Michael J. Halloran
                                       Vice President, Chief Financial Officer,
                                              and Assistant Secretary
                                           (Principal Accounting Officer)