Form 10-Q
period 1998-04-30
WALLACE COMPUTER SERVICES INC
filed 1998-06-12
CIK 104348

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                               QUARTERLY REPORT

                      Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934



          April 30, 1998                                    1-6528
-------------------------------------             ----------------------------
   For the quarterly period ended                    Commission file number



                       WALLACE COMPUTER SERVICES, INC.
         ------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


           Delaware                                      36-2515832
----------------------------------          ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


           2275 Cabot Drive   Lisle, Illinois                    60532
       -------------------------------------------           -------------
        (Address of Principal Executive Offices)               (ZIP CODE)


        (630) 588-5000                                  43,424,121
----------------------------------          ------------------------------------
(Registrant's Telephone Number,             (Number of Common Shares Outstanding
     Including Area Code)                             as of May 31, 1998)



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

                       Wallace Computer Services, Inc.                   Page 2
                                  FORM 10-Q
                  For Quarterly Period Ended April 30, 1998

                         Part I Financial Information

Item 1.  Financial Statements

         The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the nine months ended April 30, 1998, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

               Wallace Computer Services, Inc. and Subsidiaries
                  Consolidated Income Statement (Unaudited)


                                                          For the Nine Months Ended
                                                                   April 30
                                         ----------------------------------------------------------------
                                                                  %                                  %
                                                1998            Sales             1997             Sales
                                         ----------------------------        ----------------------------
Net Sales                                   $988,117,000        100.0          $672,038,000        100.0

Cost and Expenses
   Cost of goods sold (Note 1)               659,780,000         66.8           409,969,000         61.0
   Selling and administrative expenses       165,973,000         16.8           122,632,000         18.2
   Provision for depreciation and
      amortization                            48,903,000          4.9            36,679,000          5.5
                                            ------------        -----          ------------        -----
      Total costs and expenses               874,656,000         88.5           569,280,000         84.7
                                            ------------        -----          ------------        -----
   Operating Income                          113,461,000         11.5           102,758,000         15.3
                                            ------------        -----          ------------        -----
   Interest income                            (2,045,000)        (0.2)           (1,468,000)        (0.2)
   Interest expense                           15,817,000          1.6             1,744,000          0.3
                                            ------------        -----          ------------        -----
   Income before Income Taxes                 99,689,000         10.1           102,482,000         15.2
   Provision for Income Taxes (Note 4)        39,702,000          4.0            40,480,000          6.0
                                            ------------        -----          ------------        -----
      Net Income                            $ 59,987,000          6.1          $ 62,002,000          9.2
                                            ============         ====          ============        =====
Basic Earnings per Share                          $ 1.39                              $1.43
                                                  ======                              =====
Fully Diluted Earnings per Share                  $ 1.37                              $1.42
                                                  ======                              =====
Average Common Shares Outstanding             43,176,000                         43,425,000
                                             ===========                         ==========
Fully Diluted Common Shares Outstanding       43,647,000                         43,810,000
                                             ===========                         ==========
Dividends Declared Per Share                      $0.465                             $0.420
                                                  ======                             ======


The accompanying notes are an integral part of this statement.

                                                                          Page 3
                        Wallace Computer Services, Inc.
                                   FORM 10-Q
                   For Quarterly Period Ended April 30, 1998

               Wallace Computer Services, Inc. and Subsidiaries
                   Consolidated Income Statement (Unaudited)


                                                          For the Three Months Ended
                                                                   April 30
                                         ----------------------------------------------------------------
                                                                  %                                  %
                                                1998            Sales             1997             Sales
                                         ----------------------------        ----------------------------
Net Sales                                  $375,649,000         100.0        $225,807,000         100.0

Cost and Expenses
   Cost of goods sold (Note 1)              257,624,000          68.6         141,613,000          62.7
   Selling and administrative expenses       63,042,000          16.8          39,469,000          17.5
   Provision for depreciation and
      amortization                           17,443,000           4.6          12,625,000           5.6
                                           ------------        ------        ------------        ------
      Total costs and expenses              338,109,000          90.0         193,707,000          85.8
                                           ------------        ------        ------------        ------
   Operating Income                          37,540,000          10.0          32,100,000          14.2
                                           ------------        ------        ------------        ------
   Interest income                             (322,000)         (0.1)           (429,000)         (0.2)
   Interest expense                           7,602,000           2.0             686,000           0.3
                                           ------------        ------        ------------        ------
   Income before Income Taxes                30,260,000           8.1          31,843,000          14.1
   Provision for Income Taxes (Note 4)       12,104,000           3.2          12,578,000           5.6
                                           ------------        ------        ------------        ------
      Net Income                           $ 18,156,000           4.8        $ 19,265,000           8.5
                                           ============          ====        ============        ======
Basic Earnings per Share                          $0.42                             $0.45
                                                  =====                             =====
Fully Diluted Earnings per Share                  $0.41                             $0.44
                                                  =====                             =====
Average Common Shares Outstanding            43,421,000                        43,119,000
                                             ==========                        ==========
Fully Diluted Common Shares Outstanding      43,886,000                        43,554,000
                                             ==========                        ==========
Dividends Declared Per Share                     $0.155                            $0.140
                                                 ======                            ======


The accompanying notes are an integral part of this statement.

                                                                          Page 4
               Wallace Computer Services, Inc. and Subsidiaries
                          Consolidated Balance Sheet


                                                              April 30, 1998           July 31, 1997
                                                                (Unaudited)              (Audited)
                                                              --------------           -------------
Assets
Current Assets
   Cash and cash equivalents                                  $   10,789,000           $  14,168,000
   Short-term investments                                                  0               1,706,000
   Accounts receivable                                           275,034,000             171,059,000
   Less-allowance for doubtful accounts                            6,454,000               3,481,000
                                                              --------------           -------------
       Net receivables                                           268,580,000             167,578,000
   Inventories (Note 1)                                          128,654,000              85,150,000
   Prepaid taxes                                                  25,844,000              16,748,000
   Advances and prepaid expenses                                   9,029,000               5,140,000
                                                              --------------           -------------
       Total current assets                                      442,896,000             290,490,000
                                                              --------------           -------------
Property, plant and equipment, at cost                           792,734,000             608,486,000
Less-reserves for depreciation and amortization                  338,351,000             306,994,000
                                                              --------------           -------------
   Net property, plant and equipment                             454,383,000             301,492,000
                                                              --------------           -------------
Intangible assets arising from acquisitions                      279,599,000              59,913,000
Cash surrender value of life insurance                            48,025,000              39,845,000
Systems development costs                                         27,937,000              24,404,000
Other assets                                                       6,044,000               4,298,000
                                                              --------------           -------------
   Total assets                                               $1,258,884,000           $ 720,442,000
                                                              ==============           =============
Liabilities and Stockholders' Equity
Current Liabilities
   Current portion long-term debt                             $    4,724,000           $   7,100,000
   Short-term notes payable                                       36,137,000              28,500,000
   Accounts payable                                               80,131,000              49,348,000
   Accrued salaries, wages, profit sharing and other              74,768,000              56,308,000
                                                              --------------           -------------
       Total current liabilities                                 195,760,000             141,256,000
                                                              --------------           -------------
Long-term debt                                                   432,907,000              24,500,000
Deferred income taxes                                             47,657,000              32,669,000
Deferred compensation and retirement benefits                     30,098,000              28,829,000
Other long-term liabilities                                        9,361,000                       0
Stockholders' equity
   Common stock (Note 2)- issued shares of
      45,764,054 at April 30, 1998 and July 31, 1997              45,764,000              45,764,000
   Additional capital                                             36,971,000              34,739,000
   Retained earnings                                             530,560,000             491,719,000
   Unrealized loss on securities                                           0                 (95,000)
   Treasury stock  (at cost)- 2,339,933 shares at
      April 30, 1998 and 2,693,784 shares at
      July 31, 1997                                              (70,194,000)             (78,939,000)
                                                              --------------           -------------
   Total stockholders' equity                                    543,101,000             493,188,000
                                                              --------------           -------------
Total liabilities and stockholders' equity                    $1,258,884,000           $ 720,442,000
                                                              ==============           =============


The accompanying notes are an integral part of this statement.

                                                                         Page 5
               Wallace Computer Services, Inc. and Subsidiaries
               Consolidated Statement of Cash Flows (Unaudited)


                                                                   For the Nine Months Ended
                                                                           April 30
                                                             -------------------------------------
                                                                  1998                  1997
                                                             ---------------       ---------------
Cash Flows from Operating Activities:
   Net income from operations                                $    59,987,000       $    62,002,000
   Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                              48,903,000            36,679,000
       Deferred taxes                                             (3,261,000)             (364,000)
       (Gain)/loss on disposal of property                           684,000               (27,000)
   Changes in assets and liabilities
       Accounts receivable                                        (7,627,000)          (17,442,000)
       Inventories                                               (13,084,000)           (6,581,000)
       Advances and prepaid expenses                              10,717,000            (1,825,000)
       Prepaid taxes                                              (9,096,000)                    0
       Other assets                                              (15,218,000)          (12,933,000)
       Accounts payable and other liabilities                     (7,155,000)          (12,187,000)
       Accrued income taxes                                          (14,000)                    0
       Deferred compensation and retirement benefits               1,269,000             3,163,000
       Realized security (gain) loss                                       0                 5,000
                                                             ---------------       ---------------
   Net cash provided by operating activities                      66,105,000            50,490,000
                                                             ---------------       ---------------
Cash Flows from Investing Activities:
   Capital expenditures                                          (44,240,000)          (30,750,000)
   Purchases of short-term investments                                     0           (14,000,000)
   Proceeds from sales of short-term investments                   1,866,000            50,177,000
   Proceeds from disposal of property                              6,517,000               185,000
   Net construction funds held by trustee                                  0               (96,000)
   Other capital investments-acquisitions                       (437,830,000)           (6,586,000)
                                                             ---------------       ---------------
   Net cash used in investing activities                        (473,687,000)           (1,070,000)
                                                             ---------------       ---------------
Cash Flows from Financing Activities:
   Treasury stock transactions                                     9,950,000           (76,203,000)
   Cash dividends paid                                           (19,415,000)          (16,835,000)
   Net proceeds from issuance of short-term debt                   7,637,000            20,000,000
   Retirement of long-term debt                                   (9,853,000)                    0
   Proceeds from issuance of long-term debt                      415,884,000                     0
                                                             ---------------       ---------------
   Net cash used in financing activities                         404,203,000           (73,038,000)
                                                             ---------------       ---------------
Net changes in cash and cash equivalents                          (3,379,000)          (23,618,000)
Cash and cash equivalents at beginning of year                    14,168,000            23,618,000
                                                             ---------------       ---------------
Cash and cash equivalents at April 30                        $    10,789,000       $             0
                                                             ===============       ===============
Supplemental Disclosure:
   Interest paid (net of interest capitalized)               $    13,925,000       $       559,000
   Income taxes paid (net of refunds received)                    42,514,000            43,540,000


The accompanying notes are an integral part of this statement.

               Wallace Computer Services, Inc. and Subsidiaries         Page 6
                  Notes to Consolidated Financial Statements
                                April 30, 1998
                                 (Unaudited)

Note 1 - Inventories

         Inventories at April 30, 1998, and July 31, 1997, were as follows:


                                  April 30, 1998            July 31, 1997
                                  --------------            -------------
      Raw materials                 $ 25,983,000              $21,440,000
      Work in process                 24,053,000                1,426,000
      Finished products               78,618,000               62,284,000
                                  --------------            -------------
                                    $128,654,000              $85,150,000
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

Note 2 - Stock Options

         As of April 30, 1998, options to purchase 1,752,845 shares of common stock were outstanding and 3,490,872 shares of common stock were available for future grants under the Registrant's Stock Option and Employee Stock Purchase Plans.

         The Registrant has authorized 100,000,000 shares of common stock and issued 45,764,054 as of April 30, 1998. Of these shares, 2,339,933 were held in treasury as of April 30, 1998. The number of shares held in treasury at July 31, 1997 was 2,693,784.

Note 3 - Acquisition of Graphic Industries

         On November 3, 1997, a wholly owned subsidiary of the Registrant completed a tender offer for all of the shares of common stock of Graphic Industries, Inc. a Georgia corporation ("Graphic"). On December 22, 1997, the wholly owned subsidiary was merged with and into Graphic, with Graphic becoming a wholly owned subsidiary of the Registrant as a result of the Merger. The total cost of the acquisition, including the purchase of all outstanding shares of Graphic at $21.75 per share, assumed debt, and transaction costs, was $437,830,000. The acquisition has been accounted for as a purchase. The Registrant's financial results for the nine month period ended April 30, 1998 includes the operations of Graphic since November 3, 1997.

         The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired. This preliminary purchase price allocation (subject to possible accrual adjustments) resulted in goodwill of $223,727,000. Goodwill will be amortized on a straight line basis over 40 years.

         The pro forma financial results of operations below assume the transaction was completed at the beginning of the periods presented and include adjustments for increased interest costs associated with the transaction, as well as increased depreciation, amortization, and effective income tax rates to reflect the effects of the preliminary purchase price allocation:

                                                                          Page 7
                       Wallace Computer Services, Inc.
                                  FORM 10-Q
                  For Quarterly Period Ended April 30, 1998


Note 3 - Acquisition of Graphic Industries (continued)


         Nine months ended April 30,         1998               1997
                                        ---------------    ---------------
         Net sales                       $1,105,559,000     $1,017,062,000
         Net income                         $58,661,000        $62,921,000
         Basic earnings per share                 $1.36              $1.45


Note 4 - Income Taxes

         Effective November 1, 1997, the Registrant increased its effective tax rate from 39.5% to 40.0%. The income tax rate had been 39.5% since August 1, 1996. The increase in the effective tax rate is due to higher goodwill amortization expense, which is not tax deductible.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

         For the three month period ended April 30, 1998, net sales increased 66.4% to $375,649,000. Graphic sales in the quarter were $122,579,000. The quarterly increase in sales without Graphic was 12.1%. Excluding the acquisition of Moran Printing, a commercial printer acquired in July, 1997, the increase in sales for the quarter was 7.6%. Excluding the commercial printing segment, the Registrant estimates that unit growth for the quarter was around 9%. For the nine months ended April 30, 1998, net sales increased 47.0% to $988,117,000. Before Graphic, the increase was 12.0%.

         Sales to W.I.N. and Select Services customers totalled 34% of the third quarter's sales and 50% of sales without Graphic. The later number compares to 45% in the third quarter a year ago.

         Net income for the third quarter decreased 5.8% to $18,156,000 or 42 cents per share. Graphic results for the quarter were additive by 3 cents per share, after including the impact of goodwill amortization and interest expense. Net income for the nine month period decreased 3.2% to $59,987,000 or $1.39 per share. The Registrant expects that the results for Graphic will be either break-even or slightly accretive for the fiscal year ended July 31, 1998. The first quarter was impacted by the UPS strike in August, 1997. UPS is both a large customer and a significant supplier to the Registrant. The Registrant estimates that the effects of the strike reduced earnings per share in the first quarter by one to two cents.

         Cost of sales for the quarter was 68.6% of sales for the quarter. Without Graphic, the cost of sales was 66.9% versus 62.7% in the third quarter of fiscal 1997. The third quarter includes a LIFO charge of $213,000 or 0.3 cents per share versus a credit of $485,000 or 0.7 cents per share in the third quarter last year. Total LIFO charges in the first nine months were $1,243,000 or 1.7 cents per share versus credits of $1,456,000 or 2.0 cents per share last year. Cost of sales in the third quarter of fiscal 1997, before LIFO effect was 62.9%. In the second quarter of fiscal 1998, cost of sales without Graphic and before LIFO effect increased from approximately 63% to 64.9%. Cost of sales had trended higher due to increasing paper prices. The Registrant had anticipated increasing selling prices in the third quarter to pass along the paper cost increases. Uncertainty in the paper market made passing increased costs along to the customer difficult.

                                                                         Page 8
                       Wallace Computer Services, Inc.
                                  FORM 10-Q
                  For Quarterly Period Ended April 30, 1998



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         This difficulty contributed to increasing cost of sales to 66.8% in the third quarter before Graphic and LIFO effect. Current market conditions for paper remain unknown, but paper cost reductions may provide some relief in the fourth quarter.

         The other major factor impacting cost of sales in the third quarter was the impact of lower margins in commodity-type sales with non-contract customers. The margins in accounts supported by W.I.N. and Select Services remained relatively consistent with the third quarter in the prior year. It is in the non-contract portion of the business where margins dropped. Had the margins been consistent with the third quarter of the prior year in this non-contract business, overall cost of sales would have been 65.4% before Graphic and LIFO effect. These form sales of a commodity nature are not part of the Registrant's long-term strategic focus. As such, the Registrant will continue to focus on expanding the contract customer base, which is consistent with the Registrant's Total Print Management and Integrated Supplies Management strategies.

         Selling and administration expenses for the quarter were 16.8% versus 17.5% in the third quarter of last year. For the nine months ended April 30, the ratio to sales was 16.8% versus 18.2% last year. This year's total includes $480,000 in the first quarter, $596,000 in the second quarter, and $770,000 in the third quarter of Year 2000 related programming expenses. The Registrant is expecting another $750,000 to $800,000 in the fourth quarter of this fiscal year. Also in the current quarter is a loss of $700,000 on the sale/leaseback of the Registrant's former headquarters in Hillside, Illinois. The Registrant will continue to lease the facility which houses a commercial printing facility. Included in the first half of fiscal 1997 is $787,000 of expenses related to a proxy contest over the Wyser-Pratte proposals to amend our By-laws and Wyser-Pratte's nomination of an alternate slate of directors. The Wyser-Pratte proposals were never adopted by the shareholders and the directors nominated by Wyser-Pratte were not elected.

         Depreciation and amortization for the quarter was $17,443,000 or 4.6% of sales versus $12,625,000 or 5.6% of sales in the third quarter a year ago. Depreciation expense of $14,185,000 includes $3,036,000 from Graphic. The decrease from the prior quarter at Graphic was due to final valuations and useful life determinations becoming available during the third quarter. Overall, the total value assigned to the Graphic property has not been adjusted. Goodwill amortization of $1,805,000 for the quarter includes $1,398,000 from the Graphic acquisition. An additional $106,000 of goodwill amortization has been recognized in each of the first three quarters of this fiscal year related to the Moran acquisition completed in July 1997. Total depreciation and amortization, before the impact of Graphic, increased 3.0% and is the result of continued reinvestment in capital resources and system development.

         Interest expense for the quarter increased by $6,916,000 from the same period one year ago. The current quarter includes $6,818,000 related to the Graphic acquisition. Interest income for the quarter decreased by $107,000 and for the year has increased by $577,000. Interest income in the first quarter of fiscal 1998 included a positive adjustment of $800,000 for the cash surrender value of life insurance policies.

                                                                          Page 9
                       Wallace Computer Services, Inc.
                                  FORM 10-Q
                  For Quarterly Period Ended April 30, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Some of the financial ratios for the twelve months ended April 30, 1998 were: Return on Net Sales of 6.5%, Return on Average Assets of 8.2%, and Return on Equity of 15.5%. Those same ratios before adding Graphic were: Return on Net Sales of 8.0%, Return on Average Assets of 11.2%, and Return on Equity of 15.4%.

         Liquidity and Capital Resources

         Working capital increased by $97,902,000 from July 31, 1997, primarily due to the Graphic acquisition. The current ratio at April 30, 1998 was 2.3 to 1.

         During the first quarter, the Registrant entered into a five-year Credit Agreement providing a maximum aggregate principal amount available to be borrowed of $500,000,000 ("Credit Facility"). In the second quarter, the Registrant borrowed $396,000,000 to fund the acquisition of Graphic. The Credit Facility will be further used to fund acquisitions and for general corporate purposes. The Credit Agreement was filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended October 31, 1997. In addition to the Credit Facility, the Registrant has unsecured money market lines of $125,000,000, under which $35,000,000 was borrowed at April 30, 1998.
         The maximum amount as authorized by the Board of Directors for short-term borrowings under the Credit Facility and the money market lines is limited to $600,000,000. The borrowings under the Credit Facility are classified as long-term debt as of April 30, 1998 since the Registrant has the intent and ability to carry that debt long-term. The $35,000,000 from the unsecured money market lines is classified as short-term debt.

         Of the remaining long-term debt, $23,500,000 is made up of industrial
         revenue bonds at rates ranging from 4.15% to 4.30%.   The balance of
         $13,407,000 relates to acquisitions, $1,000,000 due to the former owners of Moran Printing, with the rest being long-term debt from the Graphic acquisition. Long-term debt currently represents 44.4% of total capitalization.

         The Registrant has filed a shelf registration statement on Form S-3 with the intention of issuing debt securities. The proceeds of any issuance will be used to reduce amounts outstanding under the Credit Facility and for general corporate purposes.

         Capital expenditures for the first nine months totalled $44,240,000, including $17,774,000 for Graphic. For the fourth quarter of fiscal 1998, the Registrant expects to spend another $20,000,000 on capital expenditures, which are expected to be financed through internally generated funds and by borrowing against the revolving credit facility and unsecured money market lines.

         Stockholders' equity increased 10.1% to $543,101,000 at April 30, 1998.

         Current inventory levels are believed to be in-line with the inventory levels necessary to satisfy customer demand. The Registrant anticipates having adequate sources of supply of raw materials to meet future business requirements.

                                                                         Page 10
                       Wallace Computer Services, Inc.
                                  FORM 10-Q
                  For Quarterly Period Ended April 30, 1998



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Common Stock

         On September 3, 1997, the Board of Directors increased the annualized dividend rate to $0.62 per share, a 10.7% increase from fiscal 1997.

         During the first nine months of fiscal year 1998, the Registrant has purchased 130,000 shares of Wallace common stock. Total repurchases against the $100 million authorized by the Board in June, 1997 have been $9.7 million.

                          Part II  Other Information

Items 1 through 4      None

Item 5    Other Information

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

Item 6 Exhibits and Reports on Form 8-K

       (a)   Exhibits

             10.1 First Amendment Credit Agreement dated June 5, 1998 among Wallace Computer Services, Inc., Bank of America National Trust and Savings Association, as Administrative Agent and the other financial institutions party thereto amending the $500,000,000 Credit Agreement dated as of October 31, 1997.

                                                                         Page 11
                       Wallace Computer Services, Inc.
                                  FORM 10-Q
                  For Quarterly Period Ended April 30, 1998


Item 6  Exhibits and Reports on Form 8-K (continued)

            27.1  Financial Data Schedule.

        (b) Reports on Form 8-K

            (1) A report on Form 8-K/A was filed on April 8, 1998 (amending a report filed on November 18, 1997 and amended on January 16, 1998). The amended report contained unaudited pro forma financial statements including, (i) condensed consolidated statement of operations for the three months ended October 31, 1997 and three months ended January 31, 1998, and the fiscal year ended July 31, 1997 presenting pro forma operating results for the Registrant as if the acquisition of Graphic had occurred as of the beginning of the periods presented, and (ii) condensed consolidated balance sheet as of October 31, 1997 as if the acquisition of Graphic had occurred as of October 31, 1997.

                                                                         Page 12
                       Wallace Computer Services, Inc.
                                  FORM 10-Q
                  For Quarterly Period Ended April 30, 1998

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     WALLACE COMPUTER SERVICES, INC.






        June 12, 1998                     /s/ Robert J. Cronin
     ------------------       ----------------------------------------------
            Date                             Robert J. Cronin
                                  President and Chief Executive Officer


        June 12, 1998                   /s/ Michael J. Halloran
     ------------------       ----------------------------------------------
            Date                           Michael J. Halloran
                                  Vice President, Chief Financial Officer,
                                          and Assistant Secretary
                                       (Principal Accounting Officer)