Form 10-K405
period 1998-07-31
WALLACE COMPUTER SERVICES INC
filed 1998-10-28
CIK 104348

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K


[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended July 31, 1998           Commission File Number 1-6528


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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant.
$765,429,858 (based on the October 15, 1998, closing price of these shares on the New York Stock Exchange)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
    As of October 15, 1998, 42,523,881 shares of Common Stock were outstanding. Documents incorporated by reference:
    1.  Definitive Proxy Statement - Part III of this Form 10-K

Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                               TABLE OF CONTENTS


Form 10-K
Item No.    Name of Item                                            Page
--------    ------------                                            ----

Part I

  Item 1       Business                                               3
  Item 2       Properties                                             8
  Item 3       Legal Proceedings                                     12
  Item 4       Submission of Matters to a Vote of
               Security Holders                                      12

Part II

  Item 5       Market for the Registrant's Common Equity and
               Related Stockholder Matters                           12
  Item 6       Selected Financial Data                               13
  Item 7       Management's Discussion and Analysis of
               Financial Condition and Results of Operations         14
  Item 7(A)    Quantitative and Qualitative Disclosures About
               Market Risk                                           20
  Item 8       Financial Statements and Supplementary Data           20
  Item 9       Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure                20

Part III

  Item 10      Directors and Executive Officers of the
               Registrant                                            21
  Item 11      Executive Compensation                                24
  Item 12      Security Ownership of Certain Beneficial
               Owners and Management                                 24
  Item 13      Certain Relationships and Related
               Transactions                                          24

Part IV

  Item 14      Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K                               25

  Signatures                                                         26

  Exhibit Index                                                      46

Wallace Computer Services, Inc.                               Fiscal 1998 10-K



                                     Part I
Item 1    Business


(a) General Development of Business

Wallace Computer Services, Inc. (the "Company") was founded in 1908 as an Illinois commercial printer under the name "Wallace Press, Inc." It was reorganized in June, 1963 as "Wallace Business Forms, Inc.", a Delaware corporation. The name was changed in November, 1981 to "Wallace Computer Services, Inc." to reflect the broad array of products sold by the Company to computer users.

In the current fiscal year, the Company expanded its commercial printing capabilities with the acquisition of the 20 Graphic Industries, Inc. companies in December 1997. Graphic is the largest network of sheet-fed commercial printing plants in the United States. They focus on high-quality, short-to-medium run collateral marketing materials and annual reports for the Company's target Fortune 1000 customers. The combination with Graphic Industries makes the Company the fifth largest printer in the United States. The Graphic acquisition was made through an all cash purchase of Graphic's shares of common stock. The acquisition price was $308.3 million, based on outstanding shares, options and converted indenture notes valued at $21.75 per share, plus $6.1 million of transaction costs, and net debt totalling $123.4 million. In June, 1998, the Company also expanded its product line in the fast growing label market with the acquisition of Good Decal Co., in Englewood Colorado. Good Decal makes pressure sensitive labels, decals and screen printed graphic overlays. This acquisition was made for $12.3 million of cash and a note payable for $1.0 million.


(b) Industry Segments

The Company is engaged primarily in the commercial printing and business services industries. The Company has recently begun reporting its results in two business segments to better reflect the company's operations and strategies:
Forms and Labels, and Print Management.

(c) Narrative Description of Business

The Company is recognized as a leading provider of supplies and print management services to Fortune 1000 customers. The Company is evolving to manage all the printing needs of large organizations. Its products include commercial printing, business forms, labels, direct response printing and office products. The Company's strategy is to utilize its information management and distribution systems to offer customers a solutions-based approach to increasing efficiencies and reducing costs.

The corporate trend toward the outsourcing of printing needs and of supplies management matches well with the Company's strengths.

    - Business supplies-related purchases are typically high volume, small dollar transactions which uses a disproportionate amount of the Purchasing group's workday.

Item 1    Continued

    - The additional costs to order, store, distribute, manage and use these items exceeds their purchase price.

    - Planning material quantities and managing inventories is a time-consuming activity for buyers of high-quality printing.

    - A significant portion of promotional materials are wasted -- thrown away as out-of-date without ever being used.

A service we call Integrated Supply Management (ISM), which is managing two or more product categories for a customer, allows Purchasing managers to outsource the bulk of the day-to-day work of managing supplies and at the same time, reduce their costs.

In 1998 we created an entirely new service to help buyers of high-quality, high-color commercial printing that ensures consistent print quality, outsources materials management workload and maximizes promotional budget efficiency. We call this service total print management.

These services would not be possible without a complete information system. Proprietary mainframe and midrange enterprise applications and an extensive communications architecture give the Company the ability to effectively manage half a million stock keeping units (SKUs) and millions of customer transactions. The Company's systems also allow us to tailor relationships to each customer's unique business needs and processes. We continue to expand and enhance these systems to offer new services and stay ahead of growing demand. Electronic orders are up 75%, comprising 37% of 1998 total orders.

Central to our services is Wallace Information Network(TM) (W.I.N.TM), which was introduced six years ago and is continually evolving. Our suite of W.I.N. management tools improve, simplify and streamline many customer processes including inventory management, end-user ordering, version control, tracking, follow-up and payment. Its functionality is based on the Company's capability to provide complete and timely data through the W.I.N system. The recognition of the W.I.N. system's value is proven by the nearly 400 customers who use the system today.

Storage and distribution is one of the largest cost-saving opportunities we can deliver to our customers, and outstanding distribution capabilities are essential to delivering true ISM and total print management services. Like our information technology, the Company's distribution system is also proprietary, developed from the ground-up specifically for the highly transactional, custom nature of our business. Managing 500,000 customer items and processing 30,000 order lines per day, the Company ships 95% of orders the same day.

The W.I.N. system was originally created to attack the process costs associated with forms. Seeing first-year cost savings averaging 15% to 20%, customers want to leverage our services into additional areas. The Company's broad range of products gives our customers many opportunities to reduce their vendor base and total costs. We provide the primary products required by our customers for an ISM relationship, and with the acquisition of Graphic Industries in 1997, for a total print management relationship as well. We can even integrate other suppliers' products under the W.I.N management system.

Item 1    Continued
                            Forms and Labels Segment

Product / Service offering and Markets Served

The principal products and services supplied by the Forms and Labels Segment include the design, manufacture and sale of both paper based and electronic business forms, the manufacture of both electronic data processing (EDP) labels and prime labels, and the manufacture and distribution of a standard line of office products. Typical products include air freight package forms, monthly billing statements, healthcare forms, mortgage applications, bar-coded shipping labels, consumer product labels, airline bag tags, blank stock labels, electronic article surveillance tags, labeling software, printers and applicators, legal pads, computer paper, ink jet printer cartridges, ribbons, and cash register paper rolls.

The Company is one of the few firms that is positioned to accommodate the needs of large, forms-intensive customers with multiple locations. The products and services are supplied primarily for businesses, government agencies, healthcare, not-for-profit and educational institutions.

These customers typically require a forms vendor with the following characteristics:

a. sufficient forms manufacturing capacity across several regions of the U.S. to satisfy their needs;
b. distribution capability across several regions of the U.S. to deliver multiple types of forms to hundreds of locations on short notice and;
c. the information services capability to provide centralized billing reporting, forms management, and control for such shipments.

The Company also sells business forms to customers that are not large, forms-intensive firms with multiple locations. These customers typically have a choice from among different acceptable vendors, and the company accordingly faces more competition than it does in sales to large, forms-intensive customers with multiple locations.

EDP labels usually include some package specific information, such as bar coding, and are designed to meet the needs of key market segments, including retail, health care, small package delivery, manufacturing and required regulatory compliance. Prime labels are high quality promotional and product identification labels used on items such as shampoo bottles and food packages.

The Company offers an extensive selection of brand-name and discount brand office supplies and standardized business forms. The Company acts as a contract stationer to customers, enabling the company to serve as a full source office products supplier of approximately 23,000 office and computer supplies to its customers and can provide nationwide delivery services. The Company entered into a joint marketing arrangement with Boise Cascade Office Products, a subsidiary of Boise Cascade Corporation, whereby each company will introduce the other company to its top 200 customers and allow such company to market its products and services to those customers.

The predominant distribution channel for the Forms and Labels Segment is the direct sales force. Sales representatives are placed in one of the company's 136 sales offices located throughout the United States and are assigned a specific geographic territory. Within this assigned territory, a sales representative is free to sell all of the Company's products to any customer. Sales support for the direct sales force is provided by the Corporate Marketing department.

The Forms and Labels market served by the Company totals approximately $46 billion and is highly competitive.

Item 1     Continued
                            Print Management Segment

Product / Service offering and Markets Served

The principal products and services supplied by the Print Management Segment include the design and manufacture of high-color, high-quality commercial printing, and the manufacture of direct response printing materials. Typical products include corporate image materials, industrial and consumer catalogs, directories and price lists, promotional literature, product brochures, product documentation literature, retail point-of-sale materials, sweepstakes mailings, credit card offers, and high quality brochures. By acquiring Post Printing Company in October 1996, Moran Printing Company in July 1997 and Graphic Industries, Inc. in December 1997, the company has significantly expanded its commercial printing capabilities. The company expects to continue to service Graphic's established customer base and has begun to offer Graphic's capabilities to the Company's large, national customers.

The Company provides a full-service, quick response, value-added resource to its customers, and supplies national coverage and state-of-the-art imaging capabilities and service options, which are designed to increase promotion response rates and reduce customer costs.

The Print Management market served by the Company totals approximately $39 billion. The Company primarily competes with commercial and direct mail promotional printers and the market is highly competitive.

                              Business in General

Raw Materials
The principal raw material used by the Company is paper which is purchased on the open market from numerous suppliers in a variety of weights, widths, color and sizes. The Company believes that it has adequate sources of supply of raw materials to meet the requirements of its business. The Company's current inventory levels are in line with the inventory levels necessary to satisfy customer demand that the Company anticipates for fiscal year 1999.

Working Capital
The Company continues to maintain a strong working capital position, with a current ratio of 2.2 at July 31, 1998, slightly higher than last fiscal year. Business conditions require the Company to produce and store inventories to meet its customers' requirements. Custom and stock finished goods inventories are stored throughout the United States in both public and company-owned warehouses. Finished products represent 61.9% of total inventory at July 31, 1998.

Substantially all of the Company's sales are made on terms of Net 30 days. The accounts receivable balance at July 31, 1998, increased by 55.3%, mainly attributable to the acquisition of Graphic Industries. Further information on liquidity and capital resources is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 14 of this report.

Patents and Trademarks
Although certain features of the Company's products and manufacturing processes are covered by owned or licensed patents, the Company does not consider patents to be critical to its business.

Seasonal
There is no material portion of the business that is considered seasonal.

Item 1    Continued


Customer
The Company is not dependent upon any one customer or a group of customers under common control. No single customer or group of customers accounts for more than 10% of consolidated sales.

Research and Development
The Company is continuously involved in research activities relating to development of new products and technologies and improvement of existing products and technologies. The amount that the Company spends on research activities are not significant in relation to the annual sales volume.

Environmental Protection
Compliance with federal, state and local provisions governing the discharge of materials into the environment has not had and is not anticipated to have a material effect on the Company's capital expenditures, earnings or competitive position.

Employees
The total number of persons employed by the Company was 8,228 as of July 31, 1998.


(d) Foreign Operations and Export Sales

Net sales and income derived from export sales are not material.

Item 2    Properties


          The Company's corporate offices are located in Lisle, Illinois, a suburb of Chicago.

          The Company believes that all of its properties are well maintained and in good operating condition and adequate for the purposes for which they are used. All locations are owned by the Company except as otherwise noted.


          The following principal properties are used by the Forms and Labels segment:

                                   Approximate
                                     Square
Location                             Footage              Description
--------                           -----------            -----------
Lodi, California                     138,100          Manufacturing Plant and
                                                      Distribution Center

San Luis Obispo, California          110,000          Manufacturing Plant


Englewood, Colorado                   48,500          Manufacturing Plants
                                                      (Includes four facilities)
                                                      (Leased)

Metter, Georgia                      216,300          Manufacturing Plant and
                                                      Distribution Center

St. Charles, Illinois                385,400          Manufacturing Plant and
                                                      Distribution Center
                                                      (Includes two facilities)

Osage, Iowa                          256,900          Manufacturing Plants
                                                      (Includes two facilities)

Gastonia, North Carolina             120,000          Manufacturing Plant

Wilson, North Carolina               127,200          Manufacturing Plant

Cincinnati, Ohio                      22,900          Manufacturing Plant

Streetsboro, Ohio                     80,000          Manufacturing Plant

Covington, Tennessee                 241,700          Manufacturing Plant and
                                                      Distribution Center

Item 2    Continued


                                Approximate
                                  Square
Location                          Footage                Description
--------                        ------------             -----------
Brenham, Texas                    128,200              Manufacturing Plant and
                                                       Distribution Center

Marlin, Texas                     115,700              Manufacturing Plant

Manchester, Vermont               162,300              Manufacturing Plant

Luray, Virginia                   162,300              Manufacturing Plant



The following principal properties are used by the Print Management Segment:

LaPalma, California                65,300              Manufacturing Plant
                                                       (Leased)

Hartford, Connecticut              48,500              Manufacturing Plant
                                                       (Leased)

Orlando, Florida                   60,000              Manufacturing Plant
                                                       (Leased)

Pompano Beach, Florida             40,000              Manufacturing Plant

Tampa, Florida                     33,000              Manufacturing Plant

Atlanta, Georgia                  192,800              Two Manufacturing Plants,
                                                       One Warehouse (45,300 square feet)

Chamblee, Georgia                 193,600              Manufacturing Plant

Doraville, Georgia                 42,500              Prepress Operations
                                                       (Leased)

Clinton, Illinois                 219,000              Manufacturing Plant

Item 2    Continued

                                    Approximate
                                      Square
Location                              Footage             Description
--------                            -----------           -----------
Elk Grove Village, Illinois          142,000              Manufacturing Plant
                                                          and Label Group Office

Elk Grove Village, Illinois          137,800              One Leased Manufacturing Plant
                                                          (78,800 square feet), One Leased
                                                          Printing Fulfillment Center
                                                          (59,000 square feet)

Hillside, Illinois                   206,600              Manufacturing Plant
                                                          and Engineering and Research Offices
                                                          (35,000 square feet)
                                                          (Leased)

Lebanon, Kentucky                     89,200              Manufacturing Plant

New Orleans, Louisiana                44,000              Manufacturing Plant

Silver Springs, Maryland              83,700              Manufacturing Plant

Bedford, Massachusetts                73,100              Manufacturing Plant

Rochester, New York                   85,300              Two Leased Manufacturing Plants (45,900
                                                          square feet) and Two Owned Warehouses
                                                          (39,400 square feet)

Tonawanda, New York                  113,000              Manufacturing Plant

Charlotte, North Carolina             95,000              Manufacturing Plant

Cleveland, Ohio                       44,000              Manufacturing Plant
                                                          (Leased)

Philadelphia, Pennsylvania            55,600              Manufacturing Plant

Pittsburgh, Pennsylvania             135,600              Manufacturing Plant

Columbia, South Carolina              58,900              Manufacturing Plant

Item 2    Continued


                            Approximate
                              Square
Location                        Footage                    Description
--------                    -----------                    -----------
Memphis, Tennessee            126,100                  One Manufacturing Plant (54,100 square
                                                       feet) and One Printing Fulfillment Center
                                                       (72,000 square feet)
                                                       (Leased)

Austin, Texas                  37,000                  Manufacturing Plant

Dallas, Texas                 107,600                  Manufacturing Plant

Houston, Texas                273,500                  One Owned Manufacturing Plant (180,000
                                                       square feet) and One Leased Printing
                                                       Fulfillment Center (93,500 square feet)

West Bend, Wisconsin           31,300                  Manufacturing Plant



Additional Distribution Centers and Corporate Offices:

Ontario, California           114,500                  Distribution Center (Leased)

Orlando, Florida               40,000                  Distribution Center (Leased)

Bellwood, Illinois             30,000                  Engineering and Research Facility
                                                       (Leased)

Lisle, Illinois               105,000                  Corporate Headquarters

Lisle, Illinois                72,100                  Technology Center (Leased)

Columbus, Ohio                154,000                  Distribution Center (Leased)

Allentown, Pennsylvania       101,400                  Distribution Center



Remaining distribution centers and sales offices throughout the United States are leased.

Item 3    Legal Proceedings

          The Company and its subsidiaries may from time to time be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained on the basis of present information and advice received from counsel, it is the opinion of management that the disposition or ultimate determination of such claims or lawsuits will not have a material adverse effect on the Company.

Item 4    Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of Security Holders during the quarter ended July 31, 1998.



                                    Part II

Item 5    Market for the Registrant's Common Equity and Related Stockholder
          Matters

The Company's common shares are traded on the New York Stock Exchange. The total number of holders of record of the Company's common stock was 3,311 as of October 15, 1998. Information about quarterly prices of common stock and dividends paid for the two years ended July 31, 1998 is contained in the table below:


                MARKET PRICE PER SHARE           DIVIDENDS PAID PER SHARE
================================================================================
            FISCAL 1998       FISCAL 1997        FISCAL 1998   FISCAL 1997
================================================================================
QUARTER     HIGH    LOW      HIGH      LOW
================================================================================
First     $38.63  $30.88   $ 30.38  $ 26.63        $.1400       $ .1075
Second     40.13   34.50     35.50    29.63         .1550         .1400
Third      39.44   34.06     34.38    26.13         .1550         .1400
Fourth     36.00   19.50     33.50    26.88         .1550         .1400
================================================================================


Item 6    Selected Financial Data

Selected financial data for each of the five years ended July 31, 1998 is contained in the table below:


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)     1998       1997         1996       1995       1994
=====================================================================================================
Operations
=====================================================================================================
Net sales                                $1,356,052   $906,290    $862,287    $712,838    $588,173
Net income                                   74,208     81,282      72,999      55,297      47,931
Net income per share (basic)                   1.72       1.88        1.60        1.23        1.08
Net income per share (diluted)                 1.71       1.86        1.59        1.23         N/A
Dividends per share                             .62        .56         .43         .37         .32

Financial Condition
=====================================================================================================

Total assets                             $1,257,463   $720,442    $695,850    $592,702    $538,592
Long-term debt                              428,224     24,500      30,600      25,600      23,500
Capital expenditures                         59,632     39,225      59,506      51,487      34,228
Working capital                             236,857    149,234     206,238     193,150     183,432


Significant Ratios
=====================================================================================================

Net income:
   Return on net sales                          5.5%       9.0%        8.5%        7.8%        8.1%
   Return on average assets                     7.5%      11.5%       11.3%        9.8%        9.4%
   Return on average equity                    14.3%      16.2%       15.1%       12.8%       12.3%
Current ratio                                   2.2        2.1         3.1         3.9         3.8
Long-term debt/debt plus equity                43.9%       4.7%        5.7%        5.3%        5.4%
Book value per share                     $    12.65   $  11.45    $  11.20    $  10.05    $   9.16
Sales per employee*                      $    188.8   $  207.4    $  218.4    $  195.4    $  171.0


Other
=====================================================================================================
Number of employees                           8,228      4,610       4,131       3,765       3,530
Number of stockholders of record              3,559      3,680       3,863       4,383       4,531
=====================================================================================================

*Based on average number of employees during the fiscal year

NOTES TO FIVE YEAR SUMMARY
A. ACQUISITIONS: On June 17, 1998, the company acquired the assets of Good Decal Co. The acquisition price was $12.3 million of cash and a note payable of $1.0 million. Effective November 3, 1997, the company acquired Graphic Industries, Inc. The acquisition was made through an all cash purchase of Graphic's shares of common stock. The acquisition price was $308.3 million, based on outstanding shares, options and converted indenture notes valued at $21.75 per share, plus $6.1 million of transaction costs, and net debt totalling $123.4 million. See note 2, page 34 of this report, for further disclosure on the Graphic acquisition. On July 24, 1997, the company acquired the assets of Moran Printing Company. The acquisition price included notes payable of $29.5 million, and the assumption of net debt totalling $4.9 million. On October 22, 1996, the company acquired the assets of Post Printing, Inc. The acquisition price was $6.6 million of cash. On February 1, 1996, the company sold the LaserMax division to a subsidiary of Stralfors A.B. of Ljungby, Sweden in a cash transaction that approximated book value. On February 8, 1996, the company acquired Forms Engineering Company. The acquisition price included $27.8 million of cash, a

Item 6    Continued

note payable of $5.0 million, and the assumption of net debt totalling $2.0 million. On April 19, 1995, the company acquired the assets of Retterbush and Sauer Label Corporation. The acquisition price included $10.1 million of cash and a note payable of $2.0 million. On November 29, 1994, the company acquired Lampro Graphics, Inc. The acquisition price included $4.6 million of cash, a note payable of $.3 million, and the assumption of debt totalling $1.9 million.

All acquisitions were accounted for as purchases, and, accordingly, their results of operations are included in the consolidated financial statements from their respective dates of acquisition.

B. STOCK SPLIT: All share and per share amounts have been adjusted for the 2 for 1 stock split effective July, 1996.




Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

FISCAL 1998 VERSUS FISCAL 1997
Fiscal 1998 was a year of significant change for Wallace. Sales surpassed $1 billion for the first time, ending the year at $1.4 billion. Of this total, 28.4% came from acquisitions made over the last thirteen months. The acquisitions also changed the Company's capital structure. Total debt to debt plus equity increased to 46.0% at fiscal year-end from 10.9% the previous year. Our product mix also changed during the year, with the addition of twenty commercial printing facilities. The breakdown of net sales for fiscal 1998 within our two product segments was as follows:


PRODUCT SEGMENT            % of Total Revenue        % Revenue Increase
===========================================================================
Forms and Labels                    56                        9
Print Management                    44                      183
===========================================================================

For fiscal 1999, when the Graphic Industries results are included for a full twelve months, the percent of revenue for each product segment will be approximately 50%.

Over the last five years, sales have grown at an annual compound rate of 12.2% without this year's acquisitions, and 20.0% with the acquisitions. For fiscal 1998, sales were up 49.6% over the prior year. Excluding acquisitions, sales would have been up 7.2%. Approximately 92% of sales are made to end users; the balance is made to resellers. We estimate that actual unit growth for the year for the Forms and Labels segment was in line with its sales dollar increase. The majority of the revenue increase for the Print Management segment came from acquisitions.

Paper price changes have a material effect on the company's reported sales dollars and operating results. Paper is the basic raw material for 90% of our products. In the Forms and Labels segment, paper represents 40 to 45% of sales. In the Print Management segment, paper represents about 30% of sales.

Item 7    Continued


The majority of paper used by the company comes from three paper grades - uncoated free sheet, tablet and offset. Using 20 pound white uncoated free sheet as a proxy for the paper market, published prices during the last fiscal year have shown increased variability. Prices rose over 20% from the spring of 1997 to November, 1997, but then fell over 15% by the end of fiscal 1998.

For the 52% of the Forms and Labels segment that is sold under contract, there is usually a 60 to 90 day lag between the time of a paper price change and its effect on net sales. This year, paper prices had started to fall before all of the increases from the first half of the fiscal year had been passed on to the contract customers. Unlike prior periods, the company was not able to pass on the full effect of the paper price increase from the first half of the year. In addition, competitive pressures kept selling prices for non-contract business and for certain contract renewals at or below fiscal 1997 levels.

Forms and Labels have also been affected by changes in technology. Sales of the higher margin mailer products have decreased between years by more than 20%, replaced by growing, but lower margin, cut sheet products.

Label and related products continued to show good growth with a sales increase for the year of 18%. Additional label products and manufacturing capacity will be a primary focus for future acquisitions.

The contract stationery business showed steady sales improvement throughout the year, reaching an annualized run rate of $30 million by year-end. However, the operating income on this business was flat between years. We expect sales to be down in fiscal 1999; we will not renew contracts which do not meet our profit objectives.

The stock tab product line (stock computer paper) reported a small sales increase for the year. Stock tab represents approximately 5% of Forms and Labels sales. Profit margins on stock tab were down 30% between years. Margins for fiscal 1998 were at a more normalized level than the unusually high margins experienced in fiscal 1997 due to tighter paper supplies.

Most sales in the Print Management segment are currently made on an order by order basis. Selling prices will, therefore, reflect market conditions for paper sooner than in the Forms and Labels segment. Before acquisitions, sales for Print Management were up 2% for the year: the Direct Response product line was up 6%, while the commercial printing product line was down 5% due to one major customer not printing a job that historically had been produced in the company's fourth quarter.

The number of new W.I.N. and Select Services customers was 76 for fiscal 1998, representing a 24% increase from the end of fiscal 1997. These 390 customers collectively represented 37.8% of fiscal 1998 consolidated net sales. Approximately 85% of these sales were in Forms and Labels, with the balance in Print Management.

Sales to the W.I.N. and Select Service customers increased by 19.7% between years. Forms and Labels sales for these customers were up 14.6% for the year, while Print Management sales increased 59.2%.

Net income for the year decreased $7.1 million, or 8.7%. As expected, the Graphic Industries acquisition was break-even for the nine months through July 31, 1998 after deducting goodwill amortization and acquisition-related interest expense. The after-tax ratio for fiscal 1998 was 5.5%. Without acquisitions, the after-tax ratio would have been 7.7%.

Item 7    Continued


For the last five years, net income has grown at an average compound rate of 12.5%.

Cost of goods sold as a percent to sales for fiscal 1998 was 67.5% versus 61.4% in fiscal 1997. Without acquisitions, cost of goods sold would have been 65.0% for fiscal 1998. Print Management has a higher cost of sales than the Forms and Labels products by approximately 7% to sales, or 700 basis points. Cost of Goods Sold as a percent to sales for the Forms and Labels segment was higher between years due to lower margins on the mailer and the stock product lines. In addition, the growing percentage of sales from large contract customers, with whom the company historically has lower margins than small quantity spot orders, contributed to the increased cost of goods sold percentage. During fiscal 1998, the company recorded a LIFO credit of $0.9 million versus a credit of $2.1 million in 1997.

Selling and administrative expenses as a percent to sales were 16.8% in fiscal 1998 and 18.3% in 1997. We expect selling and administrative expenses as a percent to sales to decrease further in fiscal 1999 with a full year of Graphic Industries included.

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change of the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

The company does not believe that it will incur material product liability as a result of the year 2000 issue. However, many of the company's internal systems were not designed to allow for four digit dates. The company has completed an inventory of all affected software, firmware and hardware (including imbedded chips) material to its operations. The company is remediating the problem by modifying its software and in certain cases, purchasing new software packages.

The project is currently on schedule for completion prior to April 30, 1999. The company has established a second data center where material systems are currently being tested. Based on the results of this testing, the company will develop contingency plans for areas of concern prior to January 1, 2000. This will be possible due to the early completion date of the project. The contingency plans, which will ensure that we will be able to operate in all areas of our business, will continue to be monitored for completeness as we approach the year 2000. The company does not expect the year 2000 issue as it relates to internal systems to have a material effect on its operations.

The company has been working with key suppliers and customers to ensure that the flow of products and services will not be disrupted as a result of failure of the supplier or customer to become year 2000 compliant. While the company is receiving assurances that no such interruption will occur, the company cannot ensure that third parties will become compliant when promised and that the flow of goods and services will not be interrupted. Inability to acquire raw materials or to distribute finished goods could have a material impact on the company's operations. In addition, a customer's inability to place EDI orders could have a short-term impact on operations.

Year 2000 related software expenses were $2.7 million in fiscal 1998 and $264,000 in fiscal 1997. We anticipate expensing another $2.5 million during the first three quarters of fiscal 1999. The company does not anticipate that the costs of remediation will have a material effect on its financial condition.

Item 7    Continued

The provision for depreciation and amortization was 5.0% to sales in fiscal 1998 and 5.4% in fiscal 1997. The current year's total includes $5.9 million of goodwill amortization, and $5.5 million for the amortization of capitalized software. We are budgeting a range of $70 to $75 million in depreciation and amortization for fiscal 1999.

Operating income for the year was up 7.1%. Without the acquisitions, operating income would have been down 9.6% from fiscal 1997.

Interest expense for fiscal 1998 increased by $20.8 million due primarily to the acquisitions. Interest income of $2.1 million was earned in the first part of the year. Interest expense will be higher in fiscal 1999 due to a full four quarters of interest expense related to the Graphic acquisition, plus additional share repurchases.

The effective income tax rate for fiscal 1998 was 39.9% versus 39.5% in fiscal 1997. We are budgeting an effective rate for fiscal 1999 of 40.0%.

One of the drivers for the company's future growth will be cross-selling Print Management products to our existing W.I.N. and Select Services customer base. The opportunity to cross-sell was made available to the Wallace salesforce in February, 1998. We are very pleased with the early results. During the fourth quarter of this year, cross-selling amounted to just under $4 million. We estimate that the cross-selling capacity in the Graphic Industries plants alone is $75 million. We feel that we have ample capacity and opportunity to grow both the Forms and Labels and the Print Management segments.

FISCAL 1997 VERSUS FISCAL 1996
Net sales for fiscal 1997 increased by 5.1% to $906.3 million. Over the last five years, sales have grown at an annual compounded growth rate of 12.1%.

The company estimates that actual unit growth for the year was 12%, the same growth rate as fiscal 1996 when sales dollars were up 21.0%. This dramatic change in sales dollars between years with comparative unit growth is attributed to paper price changes. Paper is the basic raw material for 75% of the company's products. Paper price changes, therefore, have a material effect on reported sales dollars.

Using 20 pound white uncoated free sheet as a proxy for the paper market, published prices during the last two fiscal years decreased by 42%. Overall, our best estimate for fiscal 1997 is that the impact of lower paper prices reduced reported sales by 7%.

The number of new W.I.N. and Select Services customers continued to grow throughout fiscal 1997. The number of customers for these programs increased by 29%. The 314 W.I.N. and Select Services customers at year-end represented 44% of consolidated sales for the year.

Net income for the year increased $8.3 million or 11.3%. Before takeover expenses of $10.1 million in fiscal 1996, net income would have been up $2.0 million or 2.6%. The after-tax ratio for fiscal 1997 was 9.0%, the highest net income ratio since the company went public in 1961. For the last five years, net income has grown at an average annual compound rate of 15.6%.

Item 7    Continued


Cost of goods sold as a percent to sales for fiscal 1997 was 61.4% versus 62.4% in 1996. Fiscal 1996 had included a LIFO credit of $6.6 million due to the drop in paper costs in the second half of that year. We recorded another LIFO credit of $2.1 million in fiscal 1997 because paper prices declined again. On a per share basis, the LIFO credits added 3 cents to fiscal 1997 and 9 cents to fiscal 1996. Before the effects of LIFO accounting, cost of goods sold was 61.6% in 1997 and 63.2% in 1996. The margin improvement in fiscal 1997 came from the replacement of lower margin stock tab product sales with increased sales to and improved margins from the W.I.N. and Select Services customers.

Selling and administrative expenses increased 9.3% for the year. As a percent to sales, they were 18.3% in fiscal 1997 and 17.6% in fiscal 1996. One unusual expense in fiscal 1997 was $800,000 of legal and other fees in connection with an unsuccessful attempt to place three dissident directors on the Board at the November, 1996 annual meeting. The biggest expense increase in the administrative area was an incremental $3.5 million for Information Systems. We expect increasing IS expenditures in future years to keep the selling and administrative percentage in the 18-19% range.

Depreciation and amortization expense was 5.4% of sales in fiscal 1997 and 5.2% in fiscal 1996. The increase in 1997 came from higher amortization of capitalized software development costs.

Operating income for fiscal 1997 was up 15.5% after takeover expenses and 6.3% before takeover expenses.

Due to the share repurchase program, interest expense for fiscal 1997 exceeded interest income. The company recorded net interest expense of $743,000 in 1997 and net interest income of $1,556,000 in 1996. Interest income from tax exempt investments was $.5 million in fiscal 1997 and $1.5 million in 1996. Capitalized interest for the year was $1.3 million in 1997 and $1.4 million in 1996.

The effective income tax rate for fiscal 1997 was 39.5% versus 38.4% in fiscal 1996. The rate was higher in 1997 due to lower tax-exempt investment income and lower tax credits.

LIQUIDITY AND CAPITAL RESOURCES
During fiscal 1998, the company's capital structure underwent a major change. A total of $424 million was borrowed during the year to finance the Graphic Industries and Good Decal acquisitions, and to repurchase shares of the company's stock. The ratio of total debt to debt plus equity at July 31, 1998 was 46.0% versus 10.9% at the end of fiscal 1997.

Total debt reached a peak of $500.4 million at January 31, 1998. In the second half of the year, we paid down $58.0 million of this debt before the Good Decal acquisition ($13.3 million) and stock repurchases ($10.2 million) in the fourth quarter.

Working capital at July 31, 1998 was $236.9 million, up from $149.2 million the year before. Graphic Industries had a significant impact on working capital, contributing $68.0 million of the increase. The current ratio at July 31, 1998 was 2.2.

Item 7    Continued


Capital expenditures for the year were $59.6 million. Of this total, $24.7 million was spent for new building and equipment for the acquisitions. Expenditures for new buildings were $4.1 million. There were no major construction projects in-process at fiscal year-end.

Over the last five years, capital expenditures have totalled $244.1 million. $7.2 million of these expenditures were financed by industrial revenue bonds, with the balance being financed through internally generated funds. Over the last five years, we have also spent $48.4 million for proprietary software development. For fiscal 1999, we are estimating capital expenditures of $49 million, and capitalized software expenditures of $25 million.

During fiscal 1998, the company purchased $14.6 million of its common stock in open market transactions at an average price of $25.52.

The company entered into a $500 million dollar revolving credit facility with seventeen banks during the first quarter of fiscal 1998. In the second quarter, $396 million was borrowed to fund the Graphic Industries acquisition. In addition to the credit facility, the company had unsecured money market lines of $150 million, under which $34.8 million was borrowed at July 31, 1998. The maximum amount as authorized by the Board of Directors for borrowings under the credit facility and the money market lines is $600 million.

During the third quarter, the company filed a shelf registration to issue up to $300 million of unsecured debt and equity securities. Initial ratings had been previously secured from Standard & Poor's and from Moody's in connection with this offering. We were pleased to receive a BBB+ rating from Standard & Poor's and a Baa2 rating from Moody's for both the $300 million universal shelf registration and the $500 million revolving credit facility. We intend in fiscal 1999 to issue $200 million of bonds under the shelf registration to refinance about one half of the borrowings under the revolver.

The company is exposed to market risk from changes in interest rates. We entered into a treasury rate lock agreement to manage the exposure from interest rate movements related to the issuance of debt. The company's exposure to interest rate risk is benchmarked against the most current 10-year treasury issue.

The fair value of the hedging instrument is subject to change as a result of potential changes in period end interest rates. The company performed sensitivity analysis to evaluate the effect that changes in interest rates will have on the treasury rate lock agreement. At year end, the potential change in fair value of the hedging instrument assuming a hypothetical immediate 10% adverse change in interest rates would increase the deferred unrealized loss by $8.9 million.

A discussion of the company's accounting policies for financial instruments is included in the Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements, and further disclosures related to financial instruments is included in Note 4, page 36 of this report, to the Consolidated Financial Statements.

The company believes that it has adequate financing and cash flows to make acquisitions, repurchase stock and pay down debt during fiscal 1999. We plan to maintain or improve our investment grade ratings. Over the next few years, our strong cash flows should reduce our leverage from the current 46% level to our targeted range of 30 to 35%.

Item 7    Continued

COMMON STOCK
Dividends were raised for the 26th consecutive year in September, 1997 to $.62 per share, an increase of 10.7%.

During fiscal 1998, 769,311 shares of common stock were issued in connection with the company's Employee Stock Purchase Plan, the Profit Sharing and Retirement Plan, the 1989 Stock Option Plan and the 1997 Stock Incentive Plan.

We also repurchased 571,700 shares during the year under the $100 million share repurchase program approved by the Board of Directors in May, 1997. These treasury shares will be used for future acquisitions or for employee related benefit programs.

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


Item 7(A) Quantitative and Qualitative Disclosures About Market Risk

          Information required by Item 7(A) is contained in Item 7 of Part II (page 19), and contained in Item 14 of Part IV (page 33 and page 36).

Item 8    Financial Statements and Supplementary Data

          The financial information required by Item 8 is contained in Item 14 of Part IV (page 25) of this report.


Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

                                    Part III

Item 10   Directors and Executive Officers of the Registrant

The biographies of Theodore Dimitriou, Albert W. Isenman III and Robert P. Rittereiser, are listed below:






                            PRINCIPAL OCCUPATION FOR PAST
     NAME AND AGE                    FIVE YEARS                DIRECTOR SINCE     COMMITTEE MEMBERSHIP
     ------------                 --------------------         --------------     --------------------
Theodore Dimitriou (72)              Chairman of the           November 1, 1972        Executive
                                     Company until                                     (Chairman) and
                                     August, 1998.                                     Profit Sharing
                                     Retired Chief
                                     Executive Officer
                                     of the Company. (1)
Albert W. Isenman III (50)           Professor of              January 5, 1996         Compensation
                                     Management at the
                                     Kellogg Graduate
                                     School of
                                     Management at
                                     Northwestern
                                     University since
                                     1988.
Robert P. Rittereiser (60)           Chairman and Chief        January 5, 1996         Profit Sharing
                                     Executive Officer         (Resignation was
                                     of Gruntal                accepted on
                                     Financial L.L.C.          September 9, 1998)
                                     and Gruntal & Co.
                                     L.L.C., a national
                                     full-service
                                     securities
                                     brokerage firm,
                                     since 1995.
                                     Chairman of
                                     Yorkville
                                     Associates Corp., a
                                     private investment
                                     and financial
                                     advisory concern
                                     formed in April
                                     1989. Trustee of
                                     The DBL Liquidating
                                     Trust from April
                                     1992 until April
                                     1996. Chairman
                                     since November
                                     1992, a Director
                                     since 1990 and
                                     President and Chief
                                     Executive Officer
                                     from March 1993
                                     until February 1995
                                     of Nationar, Inc.,
                                     a banking services
                                     corporation. (2)

(1)  Mr. Dimitriou is also a director of General Binding Corporation.
(2) Mr. Rittereiser is also a director of Ferrofluidics Corporation, Interchange Financial Services, Corp., and Cendent Corporation.

Item 10   Continued


          Information concerning continuing directors and director nominees of the Company and their respective terms is contained in the Company's definitive Proxy Statement dated October 9, 1998, on pages 2-6, and is incorporated herein by reference.

          Information concerning Section 16 (a) Beneficial Ownership Reporting Compliance is contained on page 20 of the Company's definitive Proxy Statement dated October 9, 1998, and is incorporated herein by reference.

          Executive Officers of the Company

          (a)  Names, ages and positions of the executive officers:


Name                                 Age               Position
----                                 ---               --------
Sandra K. Brandt                     40                Treasurer

Thomas G. Brooker                    40                Vice President - Corporate Sales

Steven L. Carson                     35                Assistant Secretary

Robert J. Cronin                     53                Chairman of the Board and Chief Executive
                                                       Officer

Bruce D'Angelo                       47                Senior Vice President - Print Management Segment

Michael O. Duffield                  46                President and Chief Operating Officer

Douglas W. Fitzgerald                44                Vice President - Marketing

Michael J. Halloran                  50                Vice President, Chief Financial
                                                       Officer and Assistant Secretary

Michael T. Laudizio                  41                Secretary

Michael T. Leatherman                45                Executive Vice President and Chief
                                                       Administrative Officer

Marc A. Loomer                       48                Vice President - Business Forms Division

Michael M. Mulcahy                   56                Vice President - Technical Operations

Wayne E. Richter                     42                Senior Vice President - Forms and Labels Segment

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

              Mr. Brooker has been with the Company since 1981. He was elected Vice President - Corporate Sales in 1998. Mr. Brooker was previously Vice President - General Manager - Office Products from 1995 to 1998, Vice President - General Manager - Tops Division from 1993 to 1995, and Vice President - Sales - Tops Division from 1992 to 1993.

              Mr. Carson has been with the Company since 1995 as General Counsel. Mr. Carson was elected Assistant Secretary in 1997. He was previously an attorney with Chapman and Cutler, and Katten, Muchin & Zavis.

              Mr. Cronin has been with the Company since 1967. He was elected Chairman of the Board in 1998 and elected Chief Executive Officer in 1993. Mr. Cronin was previously President from 1993 to 1998, and Chief Operating Officer in 1992. Mr. Cronin has been a director of the Company since 1992.

              Mr. D'Angelo has been with the Company since 1980. He was elected Senior Vice President - Print Management Segment in 1998. He was previously Vice President - Corporate Sales from 1992 to 1998.

              Mr. Duffield has been with the Company since 1974. He was elected President and Chief Operating Officer in 1998. He was previously Senior Vice President - Operations from 1992 to 1998.

              Mr. Fitzgerald has been with the Company since 1976. He was elected Vice President of Marketing in 1996. He was previously Director of Marketing from 1989 to 1996.

              Mr. Halloran has been with the Company since 1975. He was elected Vice President and Chief Financial Officer in 1987.

              Mr. Laudizio has been with the Company since 1989. In 1995, he was named Division Vice President - Taxes and was elected Secretary. Previously, Mr. Laudizio had been Director of Taxation since 1989, and Assistant Secretary since 1994.

              Mr. Leatherman has been with the Company since 1990. He was elected Executive Vice President and Chief Administrative Officer in 1998. Mr. Leatherman was previously Senior Vice President -Integrated Graphics and President of Graphic Industries from 1997 to 1998, Senior Vice President/ Chief Information Officer from 1995 to 1997 and Senior Vice President - Management Information Services from 1990 to 1995.

Item 10   Continued

              Mr. Loomer has been with the Company since 1996 as Vice President. Mr Loomer was elected Vice President - Business Forms Division in 1997. He was previously employed with Duplex Products, Inc. as Vice President of Operations from 1994 to 1996 and Vice President of Quality, Director of Marketing, and Strategic Planning.

              Mr. Mulcahy has been with the Company since 1961. He was elected Vice President - Technical Operations in 1998. He was previously Vice President - General Manager - Promotional Printing Division from 1992 to 1998.

              Mr. Richter has been with the Company since 1979. He was elected Senior Vice President of Forms and Labels Segment in 1998. He was previously Vice President - General Manager - Label Division from 1992 to 1998.

              There are no family relationships between these executives.

Item 11   Executive Compensation

          Information concerning management remuneration and transactions, and compensation of directors for the year ended July 31, 1998 is contained in the Company's definitive Proxy Statement dated October 9, 1998, on pages 5-16, and is incorporated herein by reference.

Item 12   Security Ownership of Certain Beneficial Owners and Management

          Information concerning the beneficial ownership of the Company's common stock is contained in the Company's definitive Proxy Statement dated October 9, 1998, on pages 19-20, and is incorporated herein by reference.

Item 13   Certain Relationships and Related Transactions

          Information concerning certain relationships and related transactions is contained in the Company's definitive Proxy Statement dated October 9, 1998, and is incorporated herein by reference.

Wallace Computer Services, Inc.                                Fiscal 1998 10-K

                                    Part IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) The following consolidated financial statements and schedules of the Company are set forth on the following pages of this report.

                                                                                          Page
                                                                                         Number
                                                                                         ------
          Consolidated Statements of Income for the years ended
          July 31, 1998, 1997, and 1996                                                      27

          Consolidated Statements of Stockholders' Equity for the years ended
          July 31, 1998, 1997, and 1996                                                     28-29

          Consolidated Balance Sheets as of July 31, 1998 and 1997                           30

          Consolidated Statements of Cash Flows for the years ended
          July 31, 1998, 1997, and 1996                                                      31

          Notes to Consolidated Financial Statements                                        32-42

          Report of Independent Public Accountants                                           43

          Quarterly Financial Data for the years ended July 31, 1998 and 1997                44

          Schedule - II, Valuation and Qualifying Accounts                                   45

          Schedules Omitted


          All other schedules have been omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.


          (b) Wallace Computer Services, Inc. filed a report on Form 8-K on
              June 12, 1998, under Item 5., Other Events. The report related to the Graphic Industries, Inc. acquisition, effective November 3, 1997. The report contained unaudited pro forma financial statements including, (i) Condensed Consolidated Statements of Operations for the nine months ended April 30, 1998 and the fiscal year ended July 31, 1997 presenting pro forma operating results for the Company as if the acquisition of Graphic had occurred as of the beginning of the periods presented, and (ii) Condensed Consolidated Balance Sheet as of October 31, 1997 as if the acquisition of Graphic had occurred as of October 31, 1997.

          (c) Exhibit Index
              The exhibits as shown in "Index of Exhibits" (pages 46 - 51) are filed as part of this report.

Wallace Computer Services, Inc.                               Fiscal 1998 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 1998.

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


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities indicated, on October 28, 1998.




/s/ Robert J. Cronin                       /s/ William N. Lane III
---------------------------------          -------------------------------
Robert J. Cronin                           William N. Lane III
Chairman of the Board, and                 Director
Chief Executive Officer


/s/ Theodore Dimitriou                     /s/ John C. Pope
---------------------------------          -------------------------------
Theodore Dimitriou                         John C. Pope
Director                                   Director


/s/ Richard F. Doyle                       /s/ Neele E. Stearns, Jr.
---------------------------------          -------------------------------
Richard F. Doyle                           Neele E. Stearns, Jr.
Director                                   Director

Item 14(a) Consolidated Financial Statements and Schedules

CONSOLIDATED STATEMENTS OF INCOME
WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES


(in thousands, except per share amounts) For the years ended July 31, 1998, 1997 and 1996            1998        1997        1996
===================================================================================================================================
Net sales                                                                                         $1,356,052   $906,290    $862,287
___________________________________________________________________________________________________________________________________
Cost and expenses:
 Cost of goods sold                                                                                  915,927    556,073     538,373
 Selling and administrative expenses                                                                 227,898    165,918     151,846
 Provision for depreciation and amortization                                                          67,479     49,205      45,029
 Hostile takeover expenses                                                                                --         --      10,117
___________________________________________________________________________________________________________________________________
   Total costs and expenses                                                                        1,211,304    771,196     745,365
___________________________________________________________________________________________________________________________________
Operating income                                                                                     144,748    135,094     116,922
 Interest income                                                                                      (2,108)    (1,876)     (2,867)
 Interest expense, net of capitalized interest                                                        23,466      2,619       1,311
___________________________________________________________________________________________________________________________________
Income before income taxes                                                                           123,390    134,351     118,478
___________________________________________________________________________________________________________________________________
Provision for income taxes: (Note 8)
 Current:
  Federal                                                                                             38,267     42,825      35,385
  State                                                                                                7,826      8,210       7,390
 Deferred                                                                                              3,089      2,034       2,704

___________________________________________________________________________________________________________________________________
   Total income taxes                                                                                 49,182     53,069      45,479
___________________________________________________________________________________________________________________________________
Net income                                                                                        $   74,208   $ 81,282    $ 72,999
___________________________________________________________________________________________________________________________________

Net income per share: (Note 11)
 Basic                                                                                            $     1.72   $   1.88    $   1.60
 Diluted                                                                                          $     1.71   $   1.86    $   1.59
===================================================================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES


                                                                              SHARES OF COMMON STOCK                        COMMON
(in thousands, except per share amounts)                                 -------------------------------    PREFERRED       STOCK
For the years ended July 31, 1998, 1997 and 1996                           ISSUED          IN TREASURY        STOCK       PAR VALUE
====================================================================================================================================
Balance, July 31, 1995                                                       22,796             (107)          $  --         $22,796
====================================================================================================================================
 Net income                                                                    --               --                --            --
 Cash dividends ($.43 per share)                                               --               --                --            --
 Sale of stock under employee
   stock purchase plan (Note 6)                                                  35              153              --              35
 Stock options exercised net of shares
    exchanged in lieu of cash (Note 6)                                           51               32              --              51
 Tax benefit from early disposition by employees
    of stock issued under stock option plans
    and exercise of non-qualified stock options                                --               --                --            --
 Treasury stock purchased                                                      --               (167)             --            --
 Two-for-one stock split effective July, 1996                                22,882              (88)             --          22,882
 Unrealized security gain (loss) (Note 10)                                     --               --                --            --
====================================================================================================================================
Balance, July 31, 1996                                                       45,764             (177)             --          45,764
====================================================================================================================================
 Net income                                                                    --               --                --            --
 Cash dividends ($.56 per share)                                               --               --                --            --
 Sale of stock under employee
  stock purchase plan (Note 6)                                                 --                324              --            --
 Stock options exercised net of shares
   exchanged in lieu of cash (Note 6)                                          --                230              --            --
 Stock transferred to profit sharing and
   retirement fund                                                             --                217              --            --
 Tax benefit from early disposition by employees
   of stock issued under stock option plans
   and exercise of non-qualified stock options                                 --               --                --            --
 Amortization of difference between market price
   and option price for 1997 option plan (Note 6)                              --               --                --            --
 Treasury stock purchased                                                      --             (3,288)             --            --
 Unrealized security gain (loss) (Note 10)                                     --               --                --            --
====================================================================================================================================
Balance, July 31, 1997                                                       45,764           (2,694)             --          45,764
====================================================================================================================================
 Net income                                                                    --               --                --            --
 Cash dividends ($.62 per share)                                               --               --                --            --
 Sale of stock under employee
   stock purchase plan (Note 6)                                                --                457              --            --
 Stock options exercised net of shares
   exchanged in lieu of cash (Note 6)                                          --                107              --            --
 Stock transferred to profit sharing and
   retirement fund                                                             --                206              --            --
 Tax benefit from early disposition by employees
   of stock issued under stock option plans
   and exercise of non-qualified stock options                                 --               --                --            --
 Amortization of difference between market price
   and option price for 1997 option plan (Note 6)                              --               --                --            --
 Treasury stock purchased                                                      --               (572)             --            --
 Unrealized security gain (loss) (Note 10)                                     --               --                --            --
====================================================================================================================================
Balance, July 31, 1998                                                       45,764           (2,496)          $  --         $45,764
====================================================================================================================================

The accompanying notes are an integral part of these statements.

WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES



                                                                                                         UNREALIZED       COST OF
(in thousands, except per share amounts                               ADDITIONAL        RETAINED          SECURITY        TREASURY
(For the years ended July 31, 1998, 1997and 1996                       CAPITAL          EARNINGS          GAIN/LOSS        STOCK
====================================================================================================================================
Balance, July 31, 1995                                                 $  51,397        $ 384,794        $    (181)       $  (2,688)
====================================================================================================================================
 Net income                                                                 --             72,999             --               --
 Cash dividends ($.43 per share)                                            --            (19,622)            --               --
 Sale of stock under employee
   stock purchase plan (Note 6)                                            1,100             (414)            --              6,465
 Stock options exercised net of shares
   exchanged in lieu of cash (Note 6)                                      1,230             (298)            --                925
 Tax benefit from early disposition by employees
    of stock issued under stock option plans
    and exercise of non-qualified stock options                            1,771             --               --               --
 Treasury stock purchased                                                   --               --               --             (9,878)
 Two-for-one stock split effective July, 1996                            (22,882)            --               --               --
 Unrealized security gain (loss) (Note 10)                                  --               --                (39)            --
====================================================================================================================================
Balance, July 31, 1996                                                    32,616          437,459             (220)          (5,176)
====================================================================================================================================
 Net income                                                                 --             81,282             --               --
 Cash dividends ($.56 per share)                                            --            (23,993)            --               --
 Sale of stock under employee
   stock purchase plan (Note 6)                                             (337)            (291)            --              8,939
 Stock options exercised net of shares
   exchanged in lieu of cash (Note 6)                                     (1,165)          (2,738)            --              6,572
 Stock transferred to profit sharing and
   retirement fund                                                         1,502             --               --              5,998
 Tax benefit from early disposition by employees
   of stock issued under stock option plans
   and exercise of non-qualified stock options                             1,869             --               --               --
 Amortization of difference between market price
   and option price for 1997 option plan (Note 6)                            254             --               --               --
 Treasury stock purchased                                                   --               --               --            (95,272)
 Unrealized security gain (loss) (Note 10)                                  --               --                125             --
====================================================================================================================================
Balance, July 31, 1997                                                    34,739          491,719              (95)         (78,939)
====================================================================================================================================
 Net income                                                                 --             74,208             --               --
 Cash dividends ($.62 per share)                                            --            (26,823)            --               --
 Sale of stock under employee
   stock purchase plan (Note 6)                                           (2,185)            (326)            --             12,641
 Stock options exercised net of shares
   exchanged in lieu of cash (Note 6)                                       (247)          (1,027)            --              2,891
 Stock transferred to profit sharing and
   retirement fund                                                         2,432             --               --              5,567
 Tax benefit from early disposition by employees
   of stock issued under stock option plans
   and exercise of non-qualified stock options                             1,219             --               --               --
 Amortization of difference between market price
   and option price for 1997 option plan (Note 6)                            432             --               --               --
 Treasury stock purchased                                                   --               --               --            (14,592)
 Unrealized security gain (loss) (Note 10)                                  --               --                 95             --
====================================================================================================================================
Balance, July 31, 1998                                                 $  36,390        $ 537,751        $    --          $ (72,432)
====================================================================================================================================


The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES


(dollars in thousands) July 31, 1998 and 1997                                 1998                    1997
===============================================================================================================
Assets
Current Assets:
  Cash and cash equivalents                                                $     3,501            $    14,168
  Short-term investments (Note 10)                                                --                    1,706
  Accounts receivable, less allowance for doubtful accounts
        of $5,195 in 1998 and $3,481 in 1997                                   260,324                167,578
  Inventories (Note 3)                                                         120,196                 85,150
  Prepaid taxes                                                                 34,818                 16,748
  Advances and prepaid expenses                                                  7,920                  5,140
--------------------------------------------------------------------------------------------------------------
     Total current assets                                                      426,759                290,490
--------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost:
  Land and buildings                                                           182,399                140,930
  Machinery, equipment, furniture and fixtures                                 623,343                465,878
  Leasehold improvements                                                         1,846                  1,678
--------------------------------------------------------------------------------------------------------------
  Total property, plant and equipment                                          807,588                608,486
  Less-reserves for depreciation and amortization                             (353,181)              (306,994)
--------------------------------------------------------------------------------------------------------------
     Net property, plant and equipment                                         454,407                301,492
Intangible assets arising from acquisitions                                    290,568                 59,913
Cash surrender value of life insurance                                          48,064                 39,845
System development costs                                                        31,887                 24,404
Other assets                                                                     5,778                  4,298
--------------------------------------------------------------------------------------------------------------
     Total Assets                                                          $ 1,257,463            $   720,442
==============================================================================================================
Liabilities and Stockholders' Equity
Current Liabilities:
 Current maturities of long-term debt                                      $     1,934            $     7,100
 Short-term notes payable                                                       35,718                 28,500
 Accounts payable                                                               77,057                 49,348
 Dividends payable                                                               6,707                  6,030
 Accrued compensation and related expenses                                      37,891                 24,458
 Other accrued expenses                                                         14,822                  8,200
 Contribution to profit sharing and retirement fund (Note 5)                    15,773                 17,620
--------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                 189,902                141,256
--------------------------------------------------------------------------------------------------------------
Deferred compensation and retirement benefits (Note 9)                          30,552                 28,829
Deferred income taxes (Note 8)                                                  51,971                 32,669
Long-term debt (Note 4)                                                        428,224                 24,500
Other long-term liabilities                                                      9,341                   --
Stockholders' equity:
  Preferred stock, $50 par value, authorized 500,000 shares                       --                     --
  Common stock, $1.00 par value, authorized 100,000,000 shares                  45,764                 45,764
  Additional capital                                                            36,390                 34,739
  Retained earnings                                                            537,751                491,719
  Unrealized security loss (Note 10)                                              --                      (95)
  Treasury stock                                                               (72,432)               (78,939)
--------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                547,473                493,188
--------------------------------------------------------------------------------------------------------------
        Total Liabilities and Stockholders' Equity                         $ 1,257,463            $   720,442
==============================================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES


(dollars in thousands) For the years ended July 31, 1998, 1997 and 1996                 1998           1997             1996
===================================================================================================================================
Cash flows from operating activities:
   Net income                                                                         $  74,208     $  81,282         $  72,999
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                                       67,479        49,205            45,029
     Deferred taxes                                                                       1,053           409             5,398
     (Gain) loss on disposal of property                                                    676           (21)                3
   Changes in assets and liabilities, net of effects from the purchase of
   Forms Engineering Company, Post Printing, Moran Printing,
   Graphic Industries and Good Decal and the sale of the LaserMax Division:
     Accounts receivable                                                                  1,808       (11,433)          (13,863)
     Inventories                                                                         (3,996)       (9,276)            4,820
     Prepaid taxes                                                                      (18,084)       (1,218)           (6,344)
     Advances and prepaid expenses                                                       11,841         1,459              (145)
     Other assets                                                                       (22,220)      (15,588)          (16,032)
     Accounts payable and other liabilities                                             (10,085)        1,009            26,523
     Federal and state income taxes                                                        --            --              (2,055)
     Deferred compensation and retirement benefits                                        1,723         4,079             3,583
     Realized security loss                                                                --             106               107
-----------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                             104,403       100,013           120,023

-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                                  (59,632)      (39,225)          (59,506)
  Purchases of short-term investments                                                      --         (14,000)         (116,378)
  Proceeds from sales of short-term investments                                           1,866        51,420           107,423
  Proceeds from disposal of property                                                      7,400           313               407
  Net construction funds held by trustee                                                   --           1,044             3,137
  Other capital investments, including acquisitions/divestitures                       (451,139)      (40,981)          (29,165)
-----------------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                (501,505)      (41,429)          (94,082)

-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Cash dividends paid                                                                   (26,146)      (22,864)          (18,919)
  Amounts paid on long-term debt                                                        (18,326)         --                (205)
  Proceeds from issuance of short-term debt                                               7,218        58,500             4,216
  Proceeds from issuance of long-term debt                                              416,884         1,000             5,000
  Proceeds from issuance of common stock                                                 21,397        20,602            10,864
  Retirement of short-term and acquired debt                                               --         (30,000)           (4,216)
  Purchase of treasury stock                                                            (14,592)      (95,272)           (9,878)
-----------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                                   386,435       (68,034)          (13,138)
-----------------------------------------------------------------------------------------------------------------------------------
Net changes in cash and cash equivalents                                                (10,667)       (9,450)           12,803
Cash and cash equivalents at beginning of year                                           14,168        23,618            10,815
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                              $   3,501     $  14,168         $  23,618
===================================================================================================================================
Supplemental disclosure:
  Interest paid (net of interest capitalized)                                         $  21,887     $     917         $    (297)
  Income taxes paid                                                                      60,782        51,712            46,910
===================================================================================================================================


The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 1998


1. SUMMARY OF MAJOR ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION: The accompanying financial statements include the accounts of the company and its subsidiaries, which are wholly-owned. All significant intercompany transactions have been eliminated.

INDUSTRY SEGMENT: The company is engaged primarily in the commercial printing and business services industries.

REVENUE RECOGNITION: Revenues from product sales and software licenses are recorded when the product is shipped to the customer. In some instances, revenue is not recognized until installation is complete or customer acceptance is acknowledged.

CASH AND CASH EQUIVALENTS: The company invests excess cash balances in short-term securities, including commercial paper, money market funds, and municipal bonds whose original maturities are less than three months.

CAPITALIZED INTEREST COSTS: Interest costs are capitalized based upon the cost of capital projects in progress during the year. Interest costs capitalized for the last three years were:


(IN THOUSANDS)              INTEREST EXPENSE              INTEREST CAPITALIZED
================================================================================
1998                             $24,821                        $1,355
1997                               3,940                         1,321
1996                               2,717                         1,406
================================================================================

Amortization expense for interest capitalized was $903,000 in 1998; $912,000 in 1997; and $794,000 in 1996.

DEPRECIATION: Depreciation for financial statement purposes is computed using the straight-line method over the estimated useful lives of the various classes of property, plant and equipment.

================================================================================
Buildings                                                         40 years
Building equipment                                             10-15 years
Machinery and equipment                                         3-10 years
Leasehold improvements                                        Lease period
================================================================================

INTANGIBLE ASSETS: The excess of cost over the assigned value of the net tangible assets in connection with all acquisitions is being amortized on a straight-line basis primarily over 40 years. Amortization expense amounted to $5,857,000 in 1998, $1,205,000 in 1997 and $965,000 in 1996. The unamortized balance relating to Graphic Industries was $221,375,000 at July 31, 1998. The balance relating to all other acquisitions was $69,193,000 at July 31, 1998, and $59,913,000 at July 31, 1997.

SYSTEM DEVELOPMENT COSTS: Computer software that is either purchased or developed internally for use by the company is amortized over a useful life of one to seven years. Amortization of internal use software was $4,238,000 in fiscal 1998; $3,029,000 in fiscal 1997; and $2,127,000 in fiscal 1996. Certain computer software costs are capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. This software, marketed under the name PlatformsTM, has been developed to provide customers with electronic forms and was amortized over two to five years. All costs incurred to customize the specific application for a customer are included in cost of goods sold in the period in which revenue is recognized. Revenues and expenses for the Platforms' product are included in the statements of operations. Amortization of Platforms' software was $1,210,000 in fiscal 1998; $2,229,000 in fiscal 1997; and $2,042,000 in fiscal 1996. The unamortized balance of all capitalized computer software was $31,887,000 in 1998 and $24,404,000 in 1997.

In fiscal 2000, the company will adopt Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The statement requires that certain costs, such as preliminary project costs and training, related to internally developed software must be expensed as incurred. Based on current circumstances, the company does not believe that application of Statement of Position 98-1 will have a material effect on the company's financial condition or results of operations.

LONG-LIVED ASSETS: In fiscal 1997, the company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement requires that long-lived assets, including related goodwill, be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The effect of the accounting change had no impact on the company's financial statements.

INCOME TAXES: The company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under that standard, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying statutory tax rates applicable to future years to differences between the financial statement carrying amount and the tax bases of existing assets and liabilities. Investment tax credits are amortized to income over the lives of the applicable assets. The unamortized investment tax credit amounted to $195,000 in 1998 and $243,000 in 1997.

FINANCIAL INSTRUMENTS: The company uses treasury rate lock agreements to modify interest rate exposure with the intent to reduce risk. The company has only limited involvement with derivative financial instruments and does not use them for trading purposes.

The company accounts for financial instruments under SFAS No. 80, "Accounting for Futures Contracts". Under this standard, for instruments that properly qualify for hedge accounting, the gain or loss realized on an interest rate hedge is deferred and amortized as a yield adjustment over the life of the related debt issuance. Amortization begins at the time of the debt issuance.

NET INCOME PER SHARE: In fiscal 1998, the company adopted SFAS No. 128, "Earnings per Share", effective December 15, 1997. Accordingly, basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. Diluted earnings per share amounts are based on the increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options, when such conversion would have the effect of reducing earnings per share. See Note 11, page 42 of this report, for the computation of earnings per share.

USE OF ESTIMATES: In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect reported and disclosed assets and liabilities at the date of the financial statements and reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. ACQUISITION OF GRAPHIC INDUSTRIES:
On November 3, 1997, a wholly-owned subsidiary of the company completed a tender offer for all of the shares of common stock of Graphic Industries, Inc. ("Graphic"), a commercial printing company. On December 22, 1997, the wholly-owned subsidiary was merged with and into Graphic, with Graphic becoming a wholly-owned subsidiary of the company as a result of the merger. The transaction has been accounted for as a purchase. The company acquired 13,405,828 shares of common stock at a purchase price of $21.75 per share. The purchase price of $437.8 million is comprised of the following:

(IN THOUSANDS)
===============================================================================
Market value of shares, including options exercised
and convertible debt                                                  $308,306
Assumed debt, net of acquired cash                                     123,449
Transaction costs                                                        6,075
______________________________________________________________________________
Total purchase price                                                  $437,830
===============================================================================

The results of operations for Graphic are included in the income statement of the company for the last 3 quarters of the fiscal year. Goodwill in the amount of $225.6 million, based on the preliminary allocation of the purchase price, will be amortized on a straight-line basis over 40 years.

The pro forma financial results of operations below assume the transaction was completed at the beginning of the periods presented and include adjustments for increased interest costs associated with the transaction, as well as increased depreciation, amortization, and effective income tax rates to reflect the effects of the purchase price allocation:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              1998             1997
================================================================================
Net sales                                         $1,473,494       $1,363,337
Net income                                            72,718           81,540
Net income (basic)                                      1.68             1.88
Net income (diluted)                                    1.68             1.87
================================================================================

3. INVENTORIES:
Inventories are stated at cost which does not exceed market and include material, labor and overhead. Cost is determined on the last-in, first-out
(LIFO) basis for certain inventories, and on the first-in, first-out (FIFO) basis for other inventories.

Inventories at July 31, were as follows:

(IN THOUSANDS)                      1998                    1997
================================================================================
Raw materials                   $  26,200                $ 21,440
Work in process                    19,539                   1,426
Finished products                  74,457                  62,284
________________________________________________________________________________
                                $ 120,196                $ 85,150
================================================================================

At July 31, 1998 and 1997, the cost of inventories aggregating $59,542,000 and $55,484,000, respectively, was determined on the LIFO method.

Inventories would have been $16,766,000 higher in Fiscal 1998 and $17,649,000 higher in Fiscal 1997, if the FIFO method had been used for all inventories.

4. FINANCING ARRANGEMENTS:
SHORT-TERM DEBT: Short-term notes payable of $.9 million represent payments due to the former principals of an acquired business. The notes carry an interest rate of 8.635%, with the balance due in August, 1998. Unsecured money market lines of $150 million were available as of July 31, 1998. Total borrowings outstanding as of that date were $34.8 million.

LONG-TERM DEBT: Long-term debt consisted of the following at July 31:

(IN THOUSANDS)                                         1998           1997
================================================================================
Average 3.00% floating rate industrial
revenue bonds due 2005                             $    282         $     -
Average 3.73% floating rate industrial
revenue bonds due 2007                                7,000           7,000
Average 3.64% floating rate industrial
revenue bonds due 2009                                8,000           8,000
Average 3.73% floating rate industrial
revenue bonds due 2019                                8,500           8,500
Average 5.43% floating rate promissory
note due 1998                                             -           2,000
Average 4.95% floating rate promissory
note maturing not earlier than 1998                       -             100
Average 5.27% floating rate promissory
note due 1998                                             -           5,000
5.80% promissory note due 1999                        1,000           1,000
6.00% promissory note due 2001                        1,000               -
8.00% promissory note due 2004                          251               -
Average 5.95% revolving credit agreement
due 2003                                            396,000               -
Average 9.05% property mortgages
due 2007 - 2013                                       7,755               -
Other                                                   370               -
____________________________________________________________________________

                                                   $430,158         $31,600








Less-current portion                                    1,934          7,100
_______________________________________________________________________________
                                                   $  428,224      $  24,500
================================================================================


Based upon the interest rates currently available to the company for borrowings with similar terms and maturities, the fair value of the company's debt and other financial instruments are either carried at fair value or do not materially differ from fair value.

The industrial revenue bonds due 2005, 2007, 2009 and 2019 may be tendered at the option of the holders on dates specified in the agreements. The company maintains arrangements with agents to remarket any bonds tendered before the final maturity dates. The bonds are also supported by letters of credit.

Principal payments due on long-term debt are as follows: $1,934,000 in 1999, $933,000 in 2000, $889,000 in 2001, $595,000 in 2002, and $425,807,000 in 2003
and beyond.

The company has a $500 million revolving credit facility. The company's financing arrangement contains certain restrictive financial covenants. Under the most restrictive of the covenants, the company must maintain minimum interest coverage of at least 2.5 to 1, and a funded debt to EBITDA ratio not greater than 3 to 1. The company was in compliance with all debt covenants at July 31, 1998 and 1997.

The maximum amount as authorized by the Board of Directors for borrowings under the revolver and the money market lines is limited to $600 million. There are no compensating balance requirements under these agreements. The borrowings under these agreements at July 31, 1998 and 1997 were $396 million and $0, respectively.

FINANCIAL INSTRUMENTS: The company entered into a treasury rate lock agreement to reduce the potential impact of changes in interest rates on an anticipated bond issuance. The $200 million bond issuance is anticipated to occur by January 31, 1999. At July 31, 1998 the agreement, which had a notional amount of $200 million, had a deferred unrealized loss of $3.4 million. The deferred unrealized loss will be amortized as a yield adjustment over the life of the related debt issuance.

5. PROFIT SHARING AND RETIREMENT PLAN:
The company has a contributory profit sharing and retirement plan covering most employees, excluding Graphic Industries. The plan provides for company contributions based on 19% of earnings before profit sharing contributions. Company contributions to the plan charged to operations were $15,773,000 in Fiscal 1998, $17,620,000 in Fiscal 1997, and $15,824,000 in Fiscal 1996.

Graphic Industries is covered under a separate profit sharing and retirement plan agreement which provides for company contributions based on 50% of the first 4% of the covered employee's contribution. Company contributions to the Plan charged to operations were $1,245,000 for the nine months ended July 31, 1998.

6. STOCK OPTIONS:
The company has two stock option plans, the 1997 Stock Incentive Plan (the "1997 Plan") and the 1989 Stock Option Plan (the "1989 Plan"), and an employee stock purchase plan adopted in 1974 (the "1974 Plan"). The company does not intend to issue additional grants under the 1989 plan.

Under the terms of the 1997 Plan, which expires September 4, 2006, options may be granted to employees, as well as to non-employee Directors. Two types of options to purchase common stock may be granted to officers and others, except for non-employee Directors: Incentive Options and Non-Qualified Options. In the case of Incentive Options, the option price may not be less than 100% of the market value of the stock at the date of grant. For Non-Qualified Options, the grant price may not be less than 85% of the market value; however, to date no options have been granted at less than 100% of market value. The option price may be paid in cash or by exchanging previously acquired company common stock with a market value equal to the purchase price. Options generally become exercisable as to 40% of the shares granted one year after grant and the remaining 60% of the shares granted become exercisable two years after grant. Options expire 10 years after grant. The exercisability of options may be subject to one or more of the following performance measures: Common Stock value, earnings per share, return to shareholders (including dividends), return on assets, return on equity, earnings of the company, revenues, market share, cash flow, cost reduction goals, or any combination of the above.

The 1997 plan additionally provides for options for non-employee Directors. Immediately following the company's annual meeting, each non-employee Director will be granted an option to purchase 2,000 shares at a purchase price per share equal to the fair market value of a share of common stock on the date of grant of such option. The options will vest at 25% every three months, such that they will be fully vested within one year, or by the next annual meeting, whichever occurs first.

The company accounts for employee stock options under Accounting Principles Board Opinion No. 25. The company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the plans been determined consistent with SFAS No. 123, the company's net income and earnings per share would have been reduced to the following pro forma amounts:


(IN THOUSANDS, EXCEPT EPS)        1998         1997        1996
=================================================================
Net income:
  As reported                   $74,208      $81,282      $72,999
  Pro forma                      69,426       78,333       71,743
-----------------------------------------------------------------
Earnings per share (Basic):
   As reported                     1.72         1.88         1.60
   Pro forma                       1.60         1.81         1.57
Earnings per share (Diluted):
   As reported                     1.71         1.86         1.59
   Pro forma                       1.60         1.79         1.56

=================================================================

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to August 1, 1995, the resulting pro forma compensation cost may not be representative of expected compensation cost in future years.

The following table summarizes the activity under the stock option plans for the last two years:

                                 Number of     Weighted average
                                    shares       exercise price
===================================================================
Outstanding at July 31, 1996       907,172        $   17.94
-------------------------------------------------------------------
Granted                            845,715            27.18
Forfeited                           (6,300)           28.15
Exercised                         (249,744)           13.04
===================================================================
Outstanding at July 31, 1997     1,496,843        $   23.94
-------------------------------------------------------------------
Granted                            380,541            34.19
Forfeited                          (21,800)           31.61
Exercised                         (124,539)           18.42
-------------------------------------------------------------------
Outstanding at July 31, 1998     1,731,045        $   26.49
===================================================================


                                   July 31          July 31
                                      1998             1997
-------------------------------------------------------------------
Shares available for
   future grants                 1,130,596        1,489,337
Shares exercisable                 658,825          757,468
===================================================================

Of the 845,715 options granted in fiscal 1997, 567,000 were granted with performance measure vesting provisions as outlined in the 1997 Plan. The performance measures for the options are based on revenues, pretax income, return on equity, and return on assets. Vesting will occur in 3 years to the extent that the company meets specified performance measures. To the extent that the measures are not met, the options will vest in 9.5 years. These options were issued with shareholder approval on February 28, 1997, with a grant date of September 4, 1996. The difference between market price on February 28, 1997 and the grant date will be reflected as expense in the company's operations statement over the vesting period. Additional expense of $432,000 is included in Fiscal 1998 and $254,000 is included in Fiscal 1997. The remaining options granted in 1997 did not have performance vesting provisions.

The Employee Stock Purchase Plan, adopted in 1974, expires on December 31, 2004. A total of 6,600,000 shares of common stock have been reserved for purchase by employees through semi-annual offerings. The option price is the lower of 85% of the market price of the shares on the commencement date or the termination date of each offering period. Employees participate in the plan through payroll deductions and the plan qualifies for certain tax advantages under section 423 of the Internal Revenue Code of 1986, as amended. Options were exercised to purchase 456,880 shares at $22.17 in Fiscal 1998, 324,002 shares at $25.65 in Fiscal 1997, and 375,754 shares at $19.12 in Fiscal 1996. There were 2,096,616 shares available at July 31, 1998 and 2,553,496 shares available at July 31, 1997 for future issuance under this plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: risk-free interest rates of 5.3% to 6.2% depending on the expected life of the option; expected dividend yield of 1.0% to 1.9%; expected lives of 5.2 years for options granted through the stock option plan and 0.5 years for options granted through the Employee Stock Purchase Plan;

and expected volatility of 25.9% to 26.6% for options granted through the stock option plan, and 30.8% to 34.5% for options granted through the employee stock purchase plan.

7. LEASE COMMITMENTS:
Total rent expense for manufacturing facilities, sales offices and equipment amounted to $11,797,000 in 1998, $6,225,000 in 1997 and $5,906,000 in 1996. The
minimum future rental commitments under non-cancellable lease arrangements are $9,479,000 in 1999; $6,835,000 in 2000; $5,661,000 in 2001; $4,303,000 in 2002;
and $17,930,000 for 2003 and beyond.

8. INCOME TAXES:
The significant deferred tax assets and liabilities at July 31 were as follows:

(IN THOUSANDS)                               1998            1997
======================================================================
Deferred tax liabilities:
  Accelerated depreciation                $48,201         $30,576
  Software development                     11,934           8,661
  Capitalized interest                      1,903           1,542
  Other                                     8,187           6,329
----------------------------------------------------------------------
  Total Deferred Liabilities               70,225          47,108
----------------------------------------------------------------------
Deferred tax assets:
  Deferred compensation                     9,370           8,471
  Postretirement benefits                   1,252           1,376
  Inventory capitalization                  4,206           3,207
  Accrued vacation                          4,423           1,548
  Supplemental profit sharing               1,917           1,525
  Bad debt reserve                          2,301           1,376
  Other                                     9,160           4,297
----------------------------------------------------------------------
  Total Deferred Assets                    32,629          21,800
----------------------------------------------------------------------
Net Deferred Tax Liabilities              $37,596         $25,308
======================================================================

The provision for income taxes is comprised of the following:

                                        1998      1997     1996
======================================================================
Statutory federal income tax rate       35.0%     35.0%    35.0%
State and local income taxes             4.6       4.4      4.4
Tax exempt interest income                 -      (0.1)    (0.4)
Tax credits and other                    0.3       0.2     (0.6)
----------------------------------------------------------------------
Effective tax rate                      39.9%     39.5%    38.4%
======================================================================

9. POSTRETIREMENT BENEFITS:

All current retirees; employees at least 55 with 20 or more years of service as of December 31, 1993; and employees between the ages of 50 and 54 who have at least 20 years of service as of December 31, 1993, and retire before December 31, 1998; are entitled to postretirement health care coverage. These benefits are subject to the same deductibles and co-payment provisions which apply to active employees. All other employees who retire after December 31, 1993 will pay 100% of their retirement medical coverage. The company may amend or change the plan periodically.

The net accrual basis expense for postretirement benefits as of July 31 was as follows:


(IN THOUSANDS)                              1998     1997      1996
========================================================================
Components of net periodic postretirement benefit costs:
------------------------------------------------------------------------
Service cost                                $ 11     $ 10      $ 22
Interest cost                                253      278       298
Amortization of loss                         229        -       134
------------------------------------------------------------------------
Net periodic postretirement benefit cost    $493     $288      $454
========================================================================

The liability at July 31 (included in Deferred Compensation and Retirement Benefits on the accompanying Consolidated Balance Sheet) for postretirement benefits is as follows:


(IN THOUSANDS)                                       1998      1997
========================================================================
Actuarial present value of benefit obligations:
Retirees                                           $1,942    $2,175
Fully eligible active plan participants               799       863
Other active plan participants                        221       245
Life insurance                                        182       200
------------------------------------------------------------------------
Actuarial present value of benefit obligations     $3,144    $3,483
========================================================================

For financial reporting purposes, the actuarial computations assumed a discount rate of 7.0% to determine the accumulated postretirement benefit obligation, and an assumed health care cost trend rate of 7.0% and 6.5% for pre-65 and post-65 medical coverage, respectively, for 1998, declining gradually to 5.0% in 2002, to measure the accumulated postretirement benefit obligation. However, a one percentage point increase in the assumed health care cost trend would increase the aggregate of the service cost and interest cost components of the annual postretirement expense by $19,000 and the postretirement benefit obligation as of July 31, 1998 by $212,000.

10. INVESTMENTS IN DEBT AND EQUITY SECURITIES:

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires securities that are available-for-sale to be carried at fair value, with changes in net unrealized gains and losses recorded as a separate component of shareholders' equity. This statement increased shareholders' equity by $95,000 at July 31, 1998 and decreased shareholders' equity by $95,000 at July 31, 1997 (net of tax).

The amortized cost and market value of investments as of July 31, 1997, and July 31, 1998 were as follows:


(IN THOUSANDS
=============================================================================
July 31, 1997                       Amortized  Unrealized Holding    Market
                                         Cost    Gains     Losses     Value
=============================================================================
Available-for-sale
 State, municipal & other gov't debt   $    -    $    -   $    -     $    -
 Equity                                 1,866         -      160      1,706
Held-to-maturity
 State, municipal & other gov't debt        -         -        -          -
-----------------------------------------------------------------------------
   Total short-term investments        $1,866    $    -   $  160     $1,706
-----------------------------------------------------------------------------
Long-term available-for-sale
-----------------------------------------------------------------------------
   Equity                              $1,730    $    -   $    -     $1,730
=============================================================================


July 31, 1998                       Amortized  Unrealized Holding    Market
                                         Cost    Gains     Losses     Value
=============================================================================
Available-for-sale
 State, municipal & other gov't debt   $    -    $    -   $    -     $    -
 Equity                                     -         -        -          -
Held-to-maturity
 State, municipal & other gov't debt        -         -        -          -
-----------------------------------------------------------------------------
     Total short-term investments      $    -    $    -   $    -     $    -
-----------------------------------------------------------------------------
Long-term available-for-sale
-----------------------------------------------------------------------------
 Equity                                $1,580    $    -   $    -     $ 1,580
=============================================================================

Maturities for all debt securities classified as short-term are less than one year. The long-term investment is included in the "Other Assets" section of the balance sheet.

Proceeds on the sale of securities were $1,866,000 for Fiscal 1998, and $51,420,000 for Fiscal 1997, with gross realized losses of $0 in Fiscal 1998 and $106,000 in Fiscal 1997.

The amortized cost of these securities was based on specific identification. No securities during the period were classified as trading securities. There have been no sales of held-to-maturity securities other than at their maturity date. The reduction in net unrealized loss on available-for-sale securities from July 31, 1997 to July 31, 1998 was $95,000 (net of tax).


11. EARNINGS PER SHARE:
Below is the computation of basic and diluted earnings per share for the fiscal years ended July 31, 1998, 1997, and 1996.


(in thousands, except per share amounts)            1998      1997       1996
=============================================================================
COMPUTATION OF BASIC EARNINGS PER SHARE
Net income                                       $74,208   $81,282    $72,999
Weighted-average number of shares outstanding     43,213    43,322     45,582
Basic earnings per share                            1.72      1.88       1.60
-----------------------------------------------------------------------------
COMPUTATION OF DILUTED EARNINGS PER SHARE
Net income                                       $74,208   $81,282    $72,999
Weighted-average number of shares outstanding     43,213    43,322     45,582
Add net shares from assumed exercise of options      184       343        339
-----------------------------------------------------------------------------
Shares applicable to diluted earnings             43,397    43,665     45,921
Diluted earnings per share                          1.71      1.86       1.59
=============================================================================

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Stockholders of Wallace Computer Services, Inc.

We have audited the accompanying consolidated balance sheets of Wallace Computer Services, Inc., (a Delaware corporation) and Subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three Fiscal years in the period ended July 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wallace Computer Services, Inc. and Subsidiaries as of July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three Fiscal years in the period ended July 31, 1998 in conformity with generally accepted accounting principles.

                                             Arthur Andersen LLP

Chicago, Illinois
September 8, 1998


QUARTERLY RESULTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
=============================================================================
                           1ST QUARTER  2ND QUARTER  3RD QUARTER  4TH QUARTER
=============================================================================
1998
-----------------------------------------------------------------------------
Net sales                     $246,112     $366,356     $375,649     $367,935
Cost of goods sold
  (excluding depreciation)     155,206      246,951      257,624      256,146
Operating income                34,425       41,495       37,540       31,288
Income before income taxes      34,724       34,705       30,260       23,701
Net income                      21,008       20,823       18,156       14,221
Net income per share:
   Basic                      $    .49     $    .48     $    .42     $    .33
   Diluted                    $    .48     $    .48     $    .41     $    .33
-----------------------------------------------------------------------------
1997

Net sales                     $220,793     $225,439     $225,807     $234,251
Cost of goods sold
  (excluding depreciation)     132,787      135,569      141,613      146,104
Operating income                34,858       35,800       32,100       32,336
Income before income taxes      35,009       35,630       31,843       31,869
Net income                      21,180       21,556       19,265       19,281
Net income per share:
   Basic                      $    .48     $    .50     $    .45     $    .45
   Diluted                    $    .48     $    .50     $    .44     $    .45
=============================================================================

                Wallace Computer Services, Inc. and Subsidiaries
                Schedule II - Valuation and Qualifying Accounts
                          For the years ended July 31



Total Reserve for Bad Debts                  1998          1997          1996
---------------------------            ----------    ----------    ----------
Balance at Beginning of Year           $3,481,000    $3,215,000    $2,671,000

Provision for Doubtful Accounts           700,000     1,189,000       560,000

Accounts Written Off Against Allowance   (863,000)   (1,180,000)     (860,000)

Recoveries Credited to Allowance          182,000       257,000       346,000

Other Credits (1)                       1,695,000             -       498,000
                                       ----------    ----------    ----------
Balance at End of Year                 $5,195,000    $3,481,000    $3,215,000
                                       ==========    ==========    ==========


(1) Fiscal 1998 credit from acquisition of Graphic Industries, Inc. as of November 3, 1997. Fiscal 1996 credit from acquisition of Forms Engineering Company as of February 8, 1996.

                                 Exhibit Index


Exhibit
Number                         Description
-------                        -----------
 2.1    Amended and Restated Agreement and Plan of Merger, dated as of October
        12, 1997, among Wallace Computer Services, Inc., Greenwich Acquisition
        Corp., and Graphic Industries, Inc. (previously filed as Exhibit (c)(3)
        to the Schedule 14D-1 (Amendment No. 1) filed October 17, 1997, and incorporated herein by reference to such Report).

 2.2    Amended and Restated Stockholder Agreement, dated as of October 12,
        1997, among Mark C. Pope III, Wallace Computer Services, Inc., and
        Greenwich Acquisition Corp. (previously filed as Exhibit (c)(4) to the
        Schedule 14D-1 (Amendment No. 1) filed October 17, 1997, and incorporated herein by reference to such Report).

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

 3.1C   Certificate of Amendment amending Section 1 of Article FOURTH of the
        Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on March 14, 1997
        (previously filed as part of Exhibit 3 to the Registrant's Annual
        Report on Form 10-K for the fiscal year ended July 31, 1997, and incorporated herein by reference to such Report).

 3.1D   Certificate of Designation, Preferences and Rights of Series A
        Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on March 15, 1990 (previously filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

 3.2    Amended and Restated By-Laws of the Registrant as adopted on July 1,
        1998, and filed herewith.

 4.1 Indenture between Wallace Computer Services, Inc. and Bank of New York as Indenture Trustee (previously filed as Exhibit 4.7 to Amendment No. 1 to Form S-3 Registration Statement, Registration No. 333-46807, dated
        April 10, 1998 and incorporated herein by reference to such Form).

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



Exhibit
Number                         Description
-------                        -----------
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

 10.2D  Third Amendment to Fourth Amended and Restated Agreement effective as of
        July 1, 1997 between the Registrant and Theodore Dimitriou (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form
        10-K for the fiscal year ended July 31 1997, and incorporated herein by reference to such Report).

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

 10.3B  The Wallace Computer Services, Inc. 1997 Stock Incentive Plan
        (previously filed as Exhibit 10.3 to the Company's Quarterly Report on
        Form 10-Q for the quarter ended January 31, 1997, and incorporated herein by reference to such Report).

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

 10.4C  The Wallace Computer Services, Inc. Amended and Restated Executive
        Incentive Plan, dated as of August 1, 1997 (previously filed as Exhibit
        10.1 to the Registrant's Quarterly Report on Form 10-Q dated January 31,
        1998, and incorporated herein by reference to such Report).


Exhibit
Number                         Description
-------                        -----------
10.5      Form of Deferred Compensation/Capital Accumulation Plan of the
          Registrant for each of the years 1988, 1989, 1990, 1991, 1993, 1994,
          1995, 1996, 1997, and 1998 (previously filed as part of Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q dated October 31,
          1995, and incorporated herein by reference to such Report).

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

10.8 The Wallace Computer Services, Inc. Annual Bonus Plan (previously filed as Appendix A to the Proxy Statement of the Registrant for Annual Meeting of Stockholders filed on October 6, 1997, and incorporated herein by reference to such Report).

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

10.11 Form of Deferred Compensation/Capital Accumulation Plan for Directors of the Registrant for each of the years 1988, 1989, 1993, 1994, 1995, 1996, 1997, and 1998 (previously filed as Exhibit 10.3 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended
          October 31, 1995, and incorporated herein by reference to such Report).

10.12 Retirement Plan for Outside Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form
          10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).




Exhibit
Number                         Description
-------                        -----------
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

10.14A Form of Indemnification Agreement with Director between the Registrant and each of the following: Robert J. Cronin, Theodore Dimitriou, Richard F. Doyle, Albert W. Isenman III, William N. Lane III, Neele
          E. Stearns, John C. Pope, and Robert P. Rittereiser, (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form
          10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

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

10.15A Form of Indemnification Agreement with Officer between the Registrant and each of the following: Sandra K. Brandt, Thomas G. Brooker,
          Steven L. Carson, Robert J. Cronin, Bruce D'Angelo, Michael O.
          Duffield, Douglas W. Fitzgerald, Michael J. Halloran, Michael T.
          Laudizio, Michael T. Leatherman, Marc A. Loomer, Michael M. Mulcahy, and Wayne E. Richter (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
          July 31, 1990, and incorporated herein by reference to such Report).

10.15B    Form of Addendum to Indemnification Agreement with Officer (Trustee of
          Profit Sharing and Retirement Trust and Member of Profit Sharing
          Committee) between the Registrant and each of the following:  Robert
          J. Cronin, Theodore Dimitriou and Michael J. Halloran (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form
          10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

10.15C    Form of Addendum to Indemnification Agreement with Officer (Member of
          Profit Sharing Committee) between the Registrant and Michael O.
          Duffield (previously filed as part of Exhibit 10 to the Registrant's
          Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report).


Exhibit
Number                         Description
-------                        -----------
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

10.17A    Agreement effective as of July 1, 1997 between Registrant and Robert
          J. Cronin (Employment Agreement), (previously filed as part of
          Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31 1997, and incorporated herein by reference to such Report).

10.17B    Agreement effective as of July 1, 1997 between Registrant and Robert
          J. Cronin (Change of Control Agreement), (previously filed as part of
          Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31 1997, and incorporated herein by reference to such Report).

10.18A    Agreement effective as of September 9, 1998  between Registrant and
          Michael O. Duffield (Employment Agreement), filed herewith.

10.18B    Agreement effective as of September 9, 1998  between Registrant and
          Michael O. Duffield (Change of Control Agreement), filed herewith.

10.19A    $500,000,000 Credit Agreement dated as of October 31, 1997, among
          Wallace Computer Services, Inc., Bank of America National Trust and
          Savings Association, as Administrative Agent and the other financial institutions party thereto, (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated October 31, 1997, and incorporated herein by reference to such Report).

10.19B    First Amendment Credit Agreement dated June 5, 1998 among Wallace
          Computer Services, Inc., Bank of America National Trust and Savings
          Association, as Administrative Agent and the other financial institutions party thereto amending the $500,000,000 Credit Agreement dated as of October 31, 1997, (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated April 30, 1998, and incorporated herein by reference to such Repot).

10.20 Benefit Trust Agreement between Wallace Computer Services, Inc. and the Northern Trust Company dated December 8, 1995, filed herewith, and the First Amendment to The Wallace Computer Services, Inc.
          Benefit Trust, effective as of October 31, 1997, (First Amendment was previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q dated January 31, 1998, and incorporated herein by reference to such Report).

10.21 The Wallace Computer Services, Inc. Performance Share Plan (previously filed as Appendix B of the Proxy Statement for Annual Meeting of Stockholders filed on October 6, 1997, and incorporated herein by reference to such Report).


Exhibit
Number            Description
-------           -----------
21       Subsidiaries of the Company

23       Consent of Arthur Andersen LLP

27       Financial Data Schedule