Form 10-Q
period 1998-10-31
WALLACE COMPUTER SERVICES INC
filed 1998-12-15
CIK 104348

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                QUARTERLY REPORT

                       Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


         October 31, 1998                                       1-6528
-----------------------------------                   --------------------------
    For the quarterly period ended                      Commission file number


                        WALLACE COMPUTER SERVICES, INC.
           ----------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                        36-2515832
------------------------------------        ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


         2275 Cabot Drive   Lisle, Illinois                        60532
---------------------------------------------------          -----------------
      (Address of Principal Executive Offices)                  (ZIP CODE)


         (630) 588-5000                                  41,719,319
---------------------------------          -------------------------------------

(Registrant's Telephone Number,           (Number of Common Shares Outstanding
      Including Area Code)                        as of November 30, 1998)


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

                         Wallace Computer Services, Inc.                Page 2
                                   FORM 10-Q
                  For Quarterly Period Ended October 31, 1998

                          Part I Financial Information
                       ----------------------------------

Item 1.  Financial Statements
------------------------------------

         The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the three months ended October 31, 1998, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                Wallace Computer Services, Inc. and Subsidiaries
                   Consolidated Income Statement (Unaudited)

                                                               For the Three Months Ended
                                                                       October 31
                                 -----------------------------------------------------------------------
                                                                     %                             %
                                                     1998          Sales            1997          Sales
                                        -----------------------------------------------------------------
Net Sales                                         $384,915,000      100.0        $246,112,000      100.0

Cost and Expenses
     Cost of goods sold (Note 1)                   267,136,000       69.4         155,206,000       63.1
     Selling and administrative expenses            63,388,000       16.5          43,243,000       17.6
     Provision for depreciation and
          amortization                              18,736,000        4.9          13,238,000        5.4
                                               ---------------     ------     ---------------     ------
          Total costs and expenses                 349,260,000       90.7         211,687,000       86.0
                                               ---------------     ------     ---------------     ------
     Operating Income                               35,655,000        9.3          34,425,000       14.0
                                               ---------------     ------     ---------------     ------
     Interest income                                  (301,000)      (0.1)         (1,217,000)      (0.5)
     Interest expense                                7,574,000        2.0             918,000        0.4
                                               ---------------     ------     ---------------     ------
     Income before Income Taxes                     28,382,000        7.4          34,724,000       14.1
     Provision for Income Taxes (Note 4)            11,353,000        2.9          13,716,000        5.6
                                               ---------------     ------     ---------------     ------
          Net Income                               $17,029,000        4.4         $21,008,000        8.5
                                                   ===========       ====         ===========        ===
Basic Earnings per Share                                 $0.40                          $0.49
                                                         =====                          =====
Fully Diluted Earnings per Share                         $0.40                          $0.48
                                                         =====                          =====
Average Common Shares Outstanding                   42,746,000                     43,009,000
                                                    ==========                     ==========
Fully Diluted Common Shares Outstanding             42,854,000                     43,471,000
                                                    ==========                     ==========
Dividends Declared Per Share                             $0.16                         $0.155
                                                         =====                         ======

The accompanying notes are an integral part of this statement.

    Wallace Computer Services, Inc. and Subsidiaries                 Page 3
                  Consolidated Balance Sheet

                                                             October 31, 1998         July 31, 1998
                                                                 (Unaudited)            (Audited)
Assets                                                 --------------------------------------------
------


Current Assets
     Cash and cash equivalents                                             $0            $3,501,000
     Accounts receivable                                          303,329,000           265,519,000
     Less-allowance for doubtful accounts                           6,214,000             5,195,000
                                                       ----------------------    ------------------
     Net receivables                                              297,115,000           260,324,000
     Inventories (Note 1)                                         126,364,000           120,196,000
     Prepaid taxes                                                 34,818,000            34,818,000
     Advances and prepaid expenses                                  9,621,000             7,920,000
                                                       ----------------------    ------------------
         Total current assets                                     467,918,000           426,759,000
                                                       ----------------------    ------------------
Property, plant and equipment, at cost                            820,459,000           807,588,000
Less-reserves for depreciation and amortization                   368,491,000           353,181,000
                                                       ----------------------    ------------------
     Net property, plant and equipment                            451,968,000           454,407,000
                                                       ----------------------    ------------------
Intangible assets arising from acquisitions                       288,683,000           290,568,000
Cash surrender value of life insurance                             52,781,000            48,064,000
Systems development costs                                          35,518,000            31,887,000
Other assets                                                        4,954,000             5,778,000
                                                       ----------------------    ------------------
     Total assets                                              $1,301,822,000        $1,257,463,000
                                                       ======================    ==================
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
     Current portion long-term debt                                $1,938,000            $1,934,000
     Short-term notes payable                                      63,321,000            35,718,000
     Accounts payable                                              91,784,000            77,057,000
     Accrued salaries, wages, profit sharing and other             87,780,000            75,193,000
                                                       ----------------------    ------------------
           Total current liabilities                              244,823,000           189,902,000
                                                       ----------------------    ------------------
Long-term debt                                                    432,069,000           428,224,000
Deferred income taxes                                              50,872,000            51,971,000
Deferred compensation and retirement benefits                      31,220,000            30,552,000
Other long-term liabilities                                         9,341,000             9,341,000
Stockholders' equity
     Common stock (Note 2)- issued shares of
         45,764,054 at October 31, 1998 and July 31, 1998          45,764,000            45,764,000
     Additional capital                                            36,494,000            36,390,000
     Retained earnings                                            547,913,000           537,751,000
     Treasury stock  (at cost)- 3,882,134 shares at
           October 31, 1998 and 2,496,173 shares at
           July 31, 1998                                          (96,674,000)          (72,432,000)
                                                       ----------------------    ------------------
     Total stockholders' equity                                   533,497,000           547,473,000
                                                       ----------------------    ------------------
Total liabilities and stockholders' equity                     $1,301,822,000        $1,257,463,000
                                                       ======================    ==================
The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries         Page 4
                Consolidated Statement of Cash Flows (Unaudited)

                                                                     For the Three Months Ended
                                                                             October 31
                                                     ----------------------------------------------
                                                                      1998                1997
Cash Flows from Operating Activities:                     --------------------------------------------
     Net income from operations                                      $17,029,000        $21,008,000
     Adjustments to reconcile net income to net
     cash provided by operating
       activities:
         Depreciation and amortization                                18,736,000         13,238,000
         Deferred taxes                                               (1,099,000)          (325,000)
         (Gain)/loss on disposal of property                             (47,000)             7,000
     Changes in assets and liabilities
         Accounts receivable                                         (36,791,000)       (14,067,000)
         Inventories                                                  (6,168,000)           694,000
         Advances and prepaid expenses                                (1,701,000)           776,000
         Prepaid taxes                                                         0            100,000
         Other assets                                                 (9,536,000)        (3,320,000)
         Accounts payable and other liabilities                       15,279,000        (10,758,000)
         Accrued income taxes                                         10,614,000         13,300,000
         Deferred compensation and retirement benefits                   668,000           (428,000)
                                                          ---------------------- ----------------------
     Net cash provided by operating activities                         6,984,000         20,225,000
                                                          ---------------------- -----------------------
Cash Flows from Investing Activities:
     Capital expenditures                                            (14,896,000)        (9,193,000)
     Proceeds from disposal of property                                3,266,000              2,000
     Net construction funds held by trustee                              704,000                  0
                                                           --------------------- -----------------------
     Net cash used in investing activities                           (10,926,000)        (9,191,000)
                                                          ---------------------- -----------------------
Cash Flows from Financing Activities:
     Treasury stock transactions                                     (24,314,000)        (2,459,000)
     Cash dividends paid                                              (6,697,000)        (6,018,000)
     Net proceeds from retirements of short-term debt                 27,603,000        (15,000,000)
     Retirement of long-term debt                                       (151,000)                 0
     Proceeds from issuance of long-term debt                          4,000,000                  0
                                                          ---------------------- ----------------------
     Net cash provided by (used in) financing activities                 441,000        (23,477,000)
                                                          ---------------------- -----------------------
Net changes in cash and cash equivalents                              (3,501,000)       (12,443,000)
Cash and cash equivalents at beginning of year                         3,501,000         14,168,000
                                                          ---------------------- -----------------------
Cash and cash equivalents at October 31                                      $ 0         $1,725,000
                                                                   =============      =============
Supplemental Disclosure:
     Interest paid (net of interest capitalized)                   $   3,145,000       $    140,000
     Income taxes paid (net of refunds received)                         710,000            325,000

The accompanying notes are an integral part of this statement.

               Wallace Computer Services, Inc. and Subsidiaries           Page 5
                   Notes to Consolidated Financial Statements
                                October 31, 1998
                                  (Unaudited)

Note 1 - Inventories

         Inventories at October 31, 1998, and July 31, 1998, were as follows:

                                                    October 31, 1998        July 31, 1998
                                                  --------------------    ---------------
                  Raw materials                           $22,311,000        $26,200,000
                  Work in process                          24,519,000         19,539,000
                  Finished products                        79,534,000         74,457,000
                                                  --------------------    ---------------
                                                         $126,364,000       $120,196,000
                                                        =============      =============

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

Note 2 - Stock Options

         As of October 31, 1998, options to purchase 2,190,545 shares of common stock were outstanding and 2,755,712 shares of common stock were available for future grants under the Company's Stock Incentive and Employee Stock Purchase Plans.

         The Company has authorized 100,000,000 shares of common stock and issued 45,764,054 as of October 31, 1998. Of these shares, 3,882,134 were held in treasury as of October 31, 1998. The number of shares held in treasury at July 31, 1998 was 2,496,173.

Note 3 - Comprehensive Income

         In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) was issued. The provisions of SFAS No. 130 were adopted in the first quarter of 1999. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. This statement is intended to report a measure of all changes in shareholders' equity that result from either recognized transactions and other economic events, excluding capital stock transactions, that impact shareholders' equity. Implementation of this disclosure standard has not affected the Company's financial position, results of operations or the manner in which financial information is currently presented.

Note 4 - Income Taxes

         Effective November 1, 1997, the Company increased its effective tax rate from 39.5% to 40.0%. The income tax rate had been 39.5% since August 1, 1996. The effective tax rate increased due to higher goodwill amortization expense, which is not tax deductible.

                Wallace Computer Services, Inc. and Subsidiaries         Page 6
                   Notes to Consolidated Financial Statements
                                October 31, 1998
                                   (Unaudited)


Note 5 - Financial Instruments

         The Company entered into a treasury rate lock agreement to reduce the potential impact on changes in interest rates on an anticipated bond issuance. At October 31, 1998 the agreement, which had a notional amount of $200 million, had a deferred unrealized loss of $19.9 million. The deferred unrealized loss will be amortized as a yield adjustment over the life of the related debt issuance. See Note 6 -- Subsequent Events for further discussion.


Note 6 - Subsequent Events

         The Company offered $200 million of Senior Notes to institutional investors in a private placement. On December 7, 1998, the notes were priced and subscribed to, subject to final due diligence.

         Of the total $200 million, $135 million are expected to mature in 10 years and $65 million are expected to mature in 7 years. The notes are fully subscribed and will carry an all-inclusive effective rate of 8.3%. The costs of issuance and an $18.3 million loss of the treasury rate lock will be amortized over 7 and 10 years respectively and have been included in that rate. The Company expects the transaction will close and fund by January 15, 1999.


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
--------------------------------------------------------------------------------

         Results of Operations
         ------------------------------

         For the three month period ended October 31, 1998, net sales increased 56.4% to $384,915,000. Acquisitions accounted for 47% of the increase, primarily from the Graphic Industries ("Graphic") acquisition which was effective in the second quarter of last fiscal year. Unit growth accounted for nearly 10% of the increase, while lower paper prices had the effect of reducing sales by approximately 1%.

         Sales to W.I.N. and Select Services customers totalled 38% of the first quarter's sales which is comparable to the percentage in the fourth quarter of fiscal year 1998 and up from 34% in the third quarter of fiscal year 1998. Comparisons to the first quarter of last year are difficult due to the acquisition and continued integration of Graphic. Commercial printing, which accounted for only 4% of sales to W.I.N. and Select Services customers in the first quarter of last year, now accounts for over 10% of the sales.

         Net income for the first quarter decreased 18.9% to $17,029,000 or 40 cents per share, from $21,008,000 or 49 cents per share basic and 48 cents per share diluted in first quarter fiscal 1998. Graphic continues to perform as expected and was accretive to earnings per share after acquisition-related interest and goodwill amortization.

         Cost of sales for the quarter was 69.4% of sales for the quarter as compared to 63.1% in the first quarter of last year. This increase primarily reflects the higher direct manufacturing labor and overhead costs traditionally associated with the short to medium run commercial printing business as compared to the Company's traditional business. Since the Graphic acquisition, cost of goods sold for the Company has been in the range of 67.4% to 69.6%.

                Wallace Computer Services, Inc. and Subsidiaries         Page 7
                   Notes to Consolidated Financial Statements
                                October 31, 1998
                                   (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations (continued)
--------------------------------------------------------------------------------

         Increased costs in the forms and office products categories have also impacted the overall cost of sales percentage. In the second half of last fiscal year, the Company was impacted by lower margins in commodity-type sales with non-contract customers. This margin decrease was a significant cause for the increase in cost of sales from 63.1% in the first quarter to a fourth quarter cost of sales of 68.2%. These form sales of a commodity nature are not part of the Company's long-term strategy. As such, the Company has focused on expanding and improving the margins of the contract customer base. Without Graphic, the current quarter's cost of sales was 67.3%, which is lower than the pre-Graphic cost of sales percentage of 68.2% in the fourth quarter of last fiscal year. The majority of that improvement came from increased margins in sales to W.I.N. and Select Services accounts.

         Year over year, the Forms and Labels segment's sales increased 7.7% to $199.3 million, with operating income of $24.6 million and operating margin of 12.3%. The Print Management segment's sales increased 203.7% to $185.6 million due to the inclusion of Graphic, with operating income of $11.1 million and operating margin of 6.0%.

         Selling and administration expenses for the quarter were 16.5% versus 17.6% last year. The Company continues to leverage its selling and administrative expenses over the larger sales base. Since the acquisition of Graphic, selling and administrative expenses have been in the range of 16.3% to 16.8%. This year's total includes $512,000 of Year 2000 related programming expenses compared to $480,000 in the first quarter of last year. Total year 2000 expenses through the first quarter 1999 were $3.5 million. We anticipate expensing a total of $1.7 million during the second and third quarters of fiscal 1999. The Company does not anticipate that the costs of remediation will have a material effect on its financial condition.

         The Year 2000 project is currently on schedule for completion prior to April 30, 1999. The Company is continuing to test material systems for compliance and, as needed, will develop contingency plans for areas of concern. This will be possible due to the early completion date of the project. The Company does not expect the year 2000 issue as it relates to internal systems to have a material effect on operations.

         Depreciation and amortization for the quarter was $18,736,000 or 4.9% of sales versus $13,238,000 or 5.4% of sales in the first quarter a year ago. Virtually the entire dollar increase is related to Graphic depreciation and goodwill amortization. Since the Graphic acquisition, depreciation and amortization has been in the range of 4.6% to 5.0%. The objective of the Company's Print Management segment is to leverage the asset base acquired in the Graphic transaction and improve the utilization of those assets.

         Interest expense for the quarter increased by $6,655,000 from the same period one year ago. The current quarter includes $6,770,000 related to the Graphic acquisition. Interest income for the quarter decreased $916,000 from the first quarter of last year. The first quarter of last year includes a positive adjustment of $800,000 for the cash surrender value of life insurance policies.

         Some of the financial ratios for the twelve months ended October 31, 1998 were: Return on Net Sales of 4.7%, Return on Average Assets of 6.9%, and Return on Equity of 13.5%. Those same ratios before adding Graphic were: Return on Net Sales of 6.8%, Return on Average Assets of 9.4%, and Return on Equity of 13.4%.

                 Wallace Computer Services, Inc. and Subsidiaries        Page 8
                   Notes to Consolidated Financial Statements
                                October 31, 1998
                                   (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations (continued)
--------------------------------------------------------------------------------

         Liquidity and Capital Resources
         ------------------------------------------

         Working capital decreased by $13,762,000 from July 31, 1998, primarily due to the increase in short-term notes payable, the proceeds of which were used to fund the stock repurchase program. The current ratio at October 31, 1998 was 1.9 to 1.

         Of the outstanding debt as of October 31, 1998, $400,000,000 has been borrowed under a five-year Credit Agreement ("Credit Facility"), which provides for a maximum aggregate principal amount available to be borrowed of $500,000,000. In addition to the credit facility, the Company has unsecured money market lines of $125,000,000, under which $63,320,000 was borrowed at October 31, 1998. The maximum amount as authorized by the Board of Directors for short-term borrowing under the Credit Facility and the money market lines is limited to $600,000,000. The borrowings under the Credit Facility are classified as long-term debt as of October 31, 1998 since the Company has the intent and ability to carry that debt long-term. The $63,320,000 from the unsecured money market lines is classified as short-term debt.

         Of the remaining long-term debt, $23,500,000 is made up of industrial revenue bonds at rates ranging from 3.15% to 3.20%. The balance of $10,508,000 relates to acquisitions, $2,000,000 to the former owners of acquired businesses, with the rest being long-term debt from the Graphic acquisition. Total debt currently represents 48.2% of total capitalization.

         The Company entered into a treasury rate lock agreement to manage the exposure from interest rate movements related to the issuance of debt. In conjunction with a private placement note offering in the second quarter, the Company will settle on the treasury rate lock agreement related to that note offering. See Note 5 and Note 6 to the Consolidated Financial Statements for further discussion related to the treasury rate lock agreement and the related debt offering. The proceeds of the note issue will be used to pay down borrowings under the Credit Facility.

         Capital expenditures for the quarter totalled $14,896,000. For the full fiscal year, capital expenditures are expected to be $49.0 million, which are expected to be financed through internally generated funds and by borrowing against our revolving credit facility.

         Stockholders' equity decreased 2.6% to $533,497,000 at October 31,
         1998.

         Current inventory levels are believed to be in-line with the inventory levels necessary to satisfy customer demand. The Company anticipates having adequate sources of supply of raw materials to meet future business requirements.

         Common Stock
         -------------------

         On September 10, 1998, the Board of Directors increased the annualized dividend rate to $0.64 per share, a 3.2% increase from fiscal 1998.

         During the first quarter of fiscal 1999, the Company purchased 1,392,000 shares of Wallace common stock. Total repurchases against the $100 million authorized by the Board in June, 1997 have been $44.3 million.

                Wallace Computer Services, Inc. and Subsidiaries         Page 9
                   Notes to Consolidated Financial Statements
                                October 31, 1998
                                   (Unaudited)

                            Part II Other Information
                        ---------------------------------

Items 1 through 3          None
----------------------

Item 4  Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The Company held its annual meeting of stockholders on November 4, 1998. The results of the two proposals put to a shareholder vote are as follows:

1) Election of two directors for the class of directors.

                                                           For                  Withheld
                                                     --------------             ------------
         Bettye Martin Musham                        37,634,874                 338,434
         Andrew J. McKenna, Jr.                      37,636,458                 336,850


2) Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year 1999.

                        For                 Against             Abstain
                  --------------          ------------         ---------
                  37,825,762              60,339               87,207


Item 5    Other Information
----------------------------------
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management, and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events, or developments that the Company expects or anticipates may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's and its subsidiaries' business and operations, plans, references to future success and other such matters are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to materially differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, general economic, market or business conditions, changes in laws or regulations; the opportunities (or lack thereof) that may be presented to and pursued by the Company and its subsidiaries; successful integration of acquisitions; labor market conditions; changes in postal rates and paper prices; the ability of the Company to retain its customers who generally do not operate under long-term contracts with the Company; the potential unpredictability of the Company's net sales due to seasonal and other factors which can lead to fluctuations in quarterly and annual operating results; the ability of the Company to keep pace with technological advancements in the industry; the effect of technical advancements on the demand for the Company's goods and services; and the risk of damage to the Company's data centers and manufacturing facilities or interruptions in the Company's telecommunications links.

            Wallace Computer Services, Inc. and Subsidiaries            Page 10
                   Notes to Consolidated Financial Statements
                                October 31, 1998
                                   (Unaudited)



Item 6   Exhibits and Reports on Form 8-K
------------------------------------------------------
         (a)  Exhibits

              27.1  Financial Data Schedule.

         (b)  Reports on Form 8-K

              No reports on Form 8-K have been filed by the Company during the quarter ended October 31, 1998.

                                   SIGNATURES
                              ---------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         WALLACE COMPUTER SERVICES, INC.





  December 15, 1998                          /s/ Robert J. Cronin
---------------------            -----------------------------------------------
       Date                                     Robert J. Cronin
                               Chairman of the Board and Chief Executive Officer


  December 15, 1998                          /s/ Michael T. Leatherman
---------------------            -----------------------------------------------
       Date                                     Michael T. Leatherman
                         Executive Vice President, Chief Administrative Officer,
                                              and Chief Financial Officer
                                             (Principal Accounting Officer)