Form 10-Q
period 1999-01-31
WALLACE COMPUTER SERVICES INC
filed 1999-03-17
CIK 104348

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


         January 31, 1999                                    1-6528
------------------------------------              ------------------------------
    For the quarterly period ended                     Commission file number


                         WALLACE COMPUTER SERVICES, INC.
     -----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                         36-2515832
---------------------------------            -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


               2275 Cabot Drive   Lisle, Illinois                  60532
        ------------------------------------------------    -----------------
            (Address of Principal Executive Offices)            (ZIP CODE)


         (630) 588-5000                               42,014,429
-------------------------------            ------------------------------------
(Registrant's Telephone Number,            (Number of Common Shares Outstanding
      Including Area Code)                       as of February 26, 1999)


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

                                                                          Page 2
                     Wallace Computer Services, Inc.
                                    FORM 10-Q
                   For Quarterly Period Ended January 31, 1999

                          Part I Financial Information


Item 1.  Financial Statements


         The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the six months ended January 31, 1999, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.



                Wallace Computer Services, Inc. and Subsidiaries
                    Consolidated Income Statement (Unaudited)

                                                                For the Six Months Ended
                                                                       January 31
                                        ----------------------------------------------------------------
                                                                     %                             %
                                                     1999          Sales            1998          Sales
                                        ------------------------------------    -------------------------
Net Sales                                         $761,221,000      100.0        $612,468,000      100.0

Cost and Expenses
     Cost of goods sold (Note 1)                   525,264,000       69.0         402,156,000       65.7
     Selling and administrative expenses           123,522,000       16.2         102,931,000       16.8
     Provision for depreciation and
          amortization                              37,985,000        5.0          31,460,000        5.1
                                                 -------------     ------       -------------     ------
          Total costs and expenses                 686,771,000       90.2         536,547,000       87.6
                                                 -------------     ------       -------------     ------
     Operating Income                               74,450,000        9.8          75,921,000       12.4
                                                 -------------     ------       -------------     ------
     Interest income                                  (591,000)      (0.1)         (1,723,000)      (0.3)
     Interest expense                               15,000,000        2.0           8,215,000        1.3
                                                 -------------     ------       -------------     ------
     Income before Income Taxes                     60,041,000        7.9          69,429,000       11.3
     Provision for Income Taxes (Note 4)            24,016,000        3.2          27,598,000        4.5
                                                 -------------     ------       -------------     ------
          Net Income                               $36,025,000        4.7         $41,831,000        6.8
                                                   ===========      =====         ===========      =====
Basic Earnings per Share                                 $0.85                         $ 0.97
                                                          ====                           ====
Fully Diluted Earnings per Share                         $0.85                         $ 0.96
                                                          ====                           ====
Average Common Shares Outstanding                   42,264,000                     43,058,000
                                                    ==========                     ==========
Fully Diluted Common Shares Outstanding             42,466,000                     43,541,000
                                                    ==========                     ==========
Dividends Declared Per Share                             $0.32                          $0.31
                                                        ======                         ======


The accompanying notes are an integral part of this statement.

                        Wallace Computer Services, Inc.
                                   FORM 10-Q
                  For Quarterly Period Ended January 31, 1999

                          Part I Financial Information


Item 1.  Financial Statements


         The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the three months ended January 31, 1999 subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                Wallace Computer Services, Inc. and Subsidiaries
                    Consolidated Income Statement (Unaudited)

                                                               For the Three Months Ended
                                                                       January 31
                                        -----------------------------------------------------------------
                                                                     %                             %
                                                     1999          Sales            1998          Sales
                                        -----------------------------------------------------------------
Net Sales                                         $376,306,000      100.0        $366,356,000      100.0

Cost and Expenses
     Cost of goods sold (Note 1)                   258,128,000       68.6         246,951,000       67.4
     Selling and administrative expenses            60,134,000       16.0          59,689,000       16.3
     Provision for depreciation and
          amortization                              19,249,000        5.1          18,221,000        5.0
                                                  ------------     ------        ------------     ------
          Total costs and expenses                 337,511,000       89.7         324,861,000       88.7
                                                  ------------     ------        ------------     ------
     Operating Income                               38,795,000       10.3          41,495,000       11.3
                                                  ------------     ------        ------------     ------
     Interest income                                  (290,000)      (0.1)           (506,000)      (0.1)
     Interest expense                                7,426,000        2.0           7,296,000        2.0
                                                  ------------     ------        ------------     ------
     Income before Income Taxes                     31,659,000        8.4          34,705,000        9.5
     Provision for Income Taxes (Note 4)            12,664,000        3.4          13,882,000        3.8
                                                  ------------     ------        ------------     ------
          Net Income                               $18,995,000        5.0         $20,823,000        5.7
                                                   ===========      =====         ===========      =====
Basic Earnings per Share                                 $0.45                          $0.48
                                                          ====                           ====
Fully Diluted Earnings per Share                         $0.45                          $0.48
                                                          ====                           ====
Average Common Shares Outstanding                   41,782,000                     43,107,000
                                                   ===========                    ===========
Fully Diluted Common Shares Outstanding             42,059,000                     43,632,000
                                                   ===========                    ===========
Dividends Declared Per Share                             $0.16                         $0.155
                                                        ======                         ======


The accompanying notes are an integral part of this statement.

                                                                          Page 4

             Wallace Computer Services, Inc. and Subsidiaries
                           Consolidated Balance Sheet

                                                               January 31, 1999         July 31, 1998
                                                                 (Unaudited)            (Audited)
Assets                                                         ------------------------------------
------
Current Assets
     Cash and cash equivalents                                   $             0    $     3,501,000
     Accounts receivable                                             290,410,000        265,519,000
     Less-allowance for doubtful accounts                              6,039,000          5,195,000
                                                                 ---------------    ---------------
         Net receivables                                             284,371,000        260,324,000
     Inventories (Note 1)                                            115,443,000        120,196,000
     Prepaid taxes                                                    35,106,000         34,818,000
     Advances and prepaid expenses                                     8,248,000          7,920,000
                                                                 ---------------    ---------------
         Total current assets                                        443,168,000        426,759,000
                                                                 ---------------    ---------------
Property, plant and equipment, at cost                               828,035,000        807,588,000
Less-reserves for depreciation and amortization                      383,194,000        353,181,000
                                                                 ---------------    ---------------
     Net property, plant and equipment                               444,841,000        454,407,000
                                                                 ---------------    ---------------
Intangible assets arising from acquisitions                          292,125,000        290,568,000
Cash surrender value of life insurance                                57,495,000         48,064,000
Systems development costs                                             35,946,000         31,887,000
Other assets                                                           4,152,000          5,778,000
                                                                 ---------------    ---------------
     Total assets                                                $ 1,277,727,000    $ 1,257,463,000
                                                                 ===============    ===============
Liabilities and Stockholders' Equity
Current Liabilities
       Current portion long-term debt                            $     1,934,000    $     1,934,000
       Short-term notes payable                                       45,466,000         35,718,000
       Accounts payable                                               75,256,000         77,057,000
       Accrued salaries, wages, profit sharing and other              75,998,000         75,193,000
                                                                 ---------------    ---------------
           Total current liabilities                                 198,654,000        189,902,000
                                                                 ---------------    ---------------
Long-term debt                                                       443,644,000        428,224,000
Deferred income taxes                                                 46,421,000         51,971,000
Deferred compensation and retirement benefits                         31,467,000         30,552,000
Other long-term liabilities                                            9,270,000          9,341,000
Stockholders' equity
     Common stock (Note 2)- issued shares of
         45,764,054 at January 31, 1999 and July 31, 1998             45,764,000         45,764,000
     Additional capital                                               36,598,000         36,390,000
     Retained earnings                                               557,570,000        537,751,000
     Treasury stock  (at cost)- 3,750,597 shares at
          January 31, 1999 and 2,496,173 shares at
          July 31, 1998                                              (91,661,000)       (72,432,000)
                                                                 ---------------    ---------------
     Total stockholders' equity                                      548,271,000        547,473,000
                                                                 ---------------    ---------------
Total liabilities and stockholders' equity                       $ 1,277,727,000    $ 1,257,463,000
                                                                 ===============    ===============

The accompanying notes are an integral part of this statement

                                                                          Page 5
             Wallace Computer Services, Inc. and Subsidiaries
                Consolidated Statement of Cash Flows (Unaudited)

                                                                For the Six Months Ended
                                                                      January 31
                                                          --------------------------------------
                                                                1999                1998
Cash Flows from Operating Activities:                     -------------     --------------------
     Net income from operations                            $ 36,025,000    $  41,831,000
     Adjustments to reconcile net income to net
     cash provided by operating
       activities:
         Depreciation and amortization                       37,985,000       31,460,000
         Deferred taxes                                      (5,550,000)      (1,845,000)
         (Gain)/loss on disposal of property                   (556,000)          19,000
     Changes in assets and liabilities
         Accounts receivable                                (24,047,000)       4,487,000
         Inventories                                          4,753,000       (8,997,000)
         Advances and prepaid expenses                         (328,000)      11,145,000
         Prepaid taxes                                         (288,000)      (9,465,000)
         Other assets                                       (21,431,000)     (11,729,000)
         Accounts payable and other liabilities             (10,412,000)     (16,946,000)
         Accrued income taxes                                 9,328,000          (14,000)
         Deferred compensation and retirement benefits          914,000         (158,000)
         Realized security (gain) loss                                0           (9,000)
                                                           ------------    -------------
     Net cash provided by operating activities               26,393,000       39,779,000
                                                           ------------    -------------
Cash Flows from Investing Activities:
     Capital expenditures                                   (26,359,000)     (27,939,000)
     Proceeds from sales of short-term investments                    0        1,875,000
     Proceeds from disposal of property                       5,226,000           (7,000)
     Net construction funds held by trustee                   1,280,000                0
     Other capital investments-acquisitions                           0     (437,830,000)
                                                           ------------    -------------
     Net cash used in investing activities                  (19,853,000)    (463,901,000)
                                                           ------------    -------------
Cash Flows from Financing Activities:
     Treasury stock transactions                            (21,837,000)       9,653,000
     Cash dividends paid                                    (13,372,000)     (12,685,000)
     Net proceeds from short-term debt                        9,748,000       29,565,000
     Retirement of long-term debt                           (38,580,000)      (5,100,000)
     Proceeds from issuance of long-term debt                54,000,000      415,884,000
                                                           ------------    -------------
     Net cash (used in) provided by financing activities    (10,041,000)     437,317,000
                                                           ------------    -------------
Net changes in cash and cash equivalents                     (3,501,000)      13,195,000
Cash and cash equivalents at beginning of year                3,501,000       14,168,000
                                                           ------------    -------------
Cash and cash equivalents at January 31                    $          0    $  27,363,000
                                                           ============    =============
Supplemental Disclosure:
     Interest paid (net of interest capitalized)           $ 10,557,000    $   5,572,000
     Income taxes paid (net of refunds received)             15,815,000       29,463,000


The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                January 31, 1999
                                   (Unaudited)

Note 1 - Inventories

         Inventories at January 31, 1999, and July 31, 1998, were as follows:


                                            January 31, 1999     July 31, 1998
                                             ---------------    --------------
                  Raw materials                $19,778,000        $26,200,000
                  Work in process               23,229,000         19,539,000
                  Finished products             72,436,000         74,457,000
                                             --------------     -------------
                                              $115,443,000       $120,196,000
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

Note 2 - Stock Options

         As of January 31, 1999, options to purchase 2,181,195 shares of common stock were outstanding and 2,464,401 shares of common stock were available for future grants under the Company's Stock Incentive and Employee Stock Purchase Plans.

         The Company has authorized 100,000,000 shares of common stock and issued 45,764,054 as of January 31, 1999. Of these shares, 3,750,597 were held in treasury as of January 31, 1999. The number of shares held in treasury at July 31, 1998 was 2,496,173.

Note 3 - Comprehensive Income

         In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) was issued. The provisions of SFAS No. 130 were adopted in the first quarter of Fiscal 1999. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. This statement is intended to report a measure of all changes in shareholders' equity that result from either recognized transactions and other economic events from nonowner sources, excluding capital stock transactions, that impact shareholders' equity. Implementation of this disclosure standard has not affected the Company's financial position, results of operations or the manner in which financial information is currently presented.

Note 4 - Income Taxes

         Effective November 1, 1997, the Company increased its effective tax rate from 39.5% to 40.0%. The income tax rate had been 39.5% since August 1, 1996. The effective tax rate increased due to higher goodwill amortization expense, which is not tax deductible.

                Wallace Computer Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                January 31, 1999
                                  (Unaudited)


Note 5 - Financial Instruments

         The Company offered $200 million of Senior Notes to institutional investors in a private placement. The transaction closed and was funded on January 15, 1999. Of the total $200 million, $65 million mature in 7 years and $135 million mature in 10 years. The notes carry an all-inclusive effective rate of 8.3% for the $65 million of Senior Notes and 8.9% for the $135 million of Senior Notes.

         The Company settled the treasury rate lock agreement related to the issuance of the $200 million Senior Notes. A settlement of $18.3 million relating to the treasury lock plus fees related to the transaction are being amortized using the effective interest method over the term of the 7 and 10 year Notes and have been included in the rates noted above.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Results of Operations


         For the three month period ended January 31, 1999, net sales increased 2.7% to $376,306,000. The Graphic Industries ("Graphic") acquisition was effective in the second quarter of last fiscal year resulting in comparable results quarter to quarter. The Company estimates that unit growth for the quarter was around 10%, while lower paper prices had the effect of reducing sales by approximately 7%. For the six months ended January 31, 1999, net sales increased 24.3%. Before Graphic, the increase was 3.6%. The unit growth for the six month period was also around 10%.

         Sales to W.I.N. and Select Services customers totaled 40% of the second quarter's sales which has increased from the 38% in the first quarter of this year and 31% from the second quarter of last fiscal year. An increase in sales to W.I.N. and Select Services customers provides the Company with a larger sales base of longer term contracts resulting in increased asset utilization at our facilities.

         Net income for the second quarter decreased 8.8% to $18,995,000 or 45 cents per share (both basic and fully diluted), from $20,823,000 or 48 cents per share (both basic and fully diluted) in second quarter fiscal 1998. The current quarter reflects the benefit from the divestiture of our contract stationers business to Boise Cascade Office Products which was effective January 1, 1999. Earnings per share, excluding this transaction would have remained 45 cents. In addition, the quarterly results of the Print Management Segment reflect non-recurring pre-tax charges of approximately $1.6 million, or 2.3 cents per share for physical inventory adjustments at Graphic facilities. Net income for the six month period decreased 13.9% to $36,025,000 or 85 cents per share (both basic and fully diluted).

         Cost of sales for the quarter was 68.6% of sales as compared to 67.4% in the second quarter of last year. The second quarter includes a LIFO credit of $592,000 or 0.9 cents per share versus a charge of $448,000 or 0.6 cents per share in the second quarter of last year. Total LIFO credits in the first half of fiscal year 1999 were $592,000 versus charges of $1,030,000 or 1.4 cents per share. Since the Graphic acquisition, cost of goods sold as a percent of sales for the Company has ranged from 67.4% to 69.6%. The current quarter falls within that range and is lower than the 69.4% reported in the first quarter of fiscal 1999.

                                                                          Page 8
                Wallace Computer Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                January 31, 1999
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


         Year over year, the Forms and Labels segment's sales increased 3.9% to $193.6 million, with operating income of $30.0 million and operating margin of 15.5%. Adjusting for the gain on the sale of our Contract Stationers business, operating margin would have been 15.3%. The operating margin has returned to the levels of the prior year's second quarter when operating margins in the segment were 15.1%. In the first quarter, operating margins were 12.3%. The increase in operating margins was the result of efforts to improve margins by management of margin levels on new business, efforts to negotiate improved levels of service revenues on certain existing accounts and continued cost reduction activities. The second quarter of the current fiscal year reflects the full effect of these efforts.

         The Print Management segment's sales increased 1.5% to $182.7 million, with operating income of $8.8 million and operating margin of 4.8%. Before the physical inventory adjustment previously mentioned, the operating margin would have been 5.7%, which is more in line with the first quarter of this fiscal year. Commercial Printing, which accounted for only 6% of sales to W.I.N. and Select Services customers in the second quarter of last year, now accounts for over 12% of the sales. This is a positive indicator of the Company's strategy of increasing asset utilization in this segment by selling to national contract customers. Poor performance in the segment's Southern region has more than offset the gains made in the other regions. In that region sales of local transaction by transaction business has dropped from prior quarters and significant national contractual business has not been established.

         Since the acquisition of Graphic, selling and administrative expenses have been in the range of 16.3% to 16.8%. The current quarter resulted in an improvement over that range to 16.0% for the quarter versus 16.3% in the same quarter last year. For the six months ended January 31, the ratio to sales was 16.2% versus 16.8% last year. The Company continues to leverage its selling and administrative expenses over the larger sales base. This quarter's total includes $541,000 of Year 2000 related programming expenses compared to $596,000 in the second quarter of last year. Total Year 2000 expenses through the second quarter 1999 were $4.0 million. We anticipate expensing a total of $650,000 during the third quarter of fiscal year 1999. The Company does not anticipate that the costs of remediation will have a material effect on its financial condition.

         The Company's effort to address Year 2000 compliance issues includes
         (i) evaluating internal computing infrastructure, business applications and production systems for Year 2000 compliance, and (ii) replacing or remediating systems and applications as necessary to assure such compliance. The Company's efforts in these respects are well under way. The Company has completed an inventory of all potentially affected software, firmware and hardware (including imbedded chips) material to its operations. The Company is remediating the problem by modifying its software and in certain cases, purchasing new software packages. The Company completed remediation and testing of its material internal business systems during 1998.

         The Company has completed the Phase 1 of its Year 2000 project. In Phase 1, the Company assessed and remediated all material date and logic errors in applications and databases running on its internal mainframe, AS400, UNIX systems. Phase 1 culminated with a successful two-week on-site test by one of our largest customers--a major financial institution. During testing, the Company simulated operations on 20 dates ranging from September 9, 1999 to January 3, 2001 without any material interruption.

         The Company is working on Phase 2, which entails certification of all mission critical manufacturing and operational equipment (e.g. printing presses, conveyors, and heating and cooling systems). Target date for completion of Phase 2 of the project is April 30, 1999.

                                                                          Page 9
                Wallace Computer Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                January 31, 1999
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


         In addition, the Company is focused on an initiative to upgrade and standardize the information technology of its newly acquired commercial printing facilities, which has the incidental effect of addressing certain Year 2000 compliance issues.

         Based on communications with vendors, and where deemed appropriate, internal testing, the Company believes that substantially all of its equipment used in its printing operations, including its pre-press and press equipment and its equipment used to finish and deliver its products, will not be materially affected by a Year 2000 related failure. Remediation and testing of other material systems, including production and physical plant systems, is also currently on schedule for completion prior to April 30, 1999.

         In addition to its internal remediation activities, the Company is continuing to evaluate compliance by key suppliers and customers whose systems interact with those of the Company (collectively, "Trading Partners"). The Company has received confirmation from many of its significant Trading Partners regarding Year 2000 readiness and is evaluating the need for other action with respect to such information. These evaluations will be followed, where appropriate, by the development of contingency plans.

         There are many suppliers of paper, ink and other materials used in printing operations. Thus, the Company believes that it is not materially dependent on any one supplier. Nonetheless, the Company relies upon utility companies, telecommunication services providers, delivery services, the financial services industry and other suppliers outside of its control and there can be no assurance that such suppliers or other third parties will not suffer a Year 2000 business disruption. The failure of the systems or equipment of one or more third parties (which the Company believes is the most likely "worst case" scenario) could result in the reduction or suspension of one or more of the Company's operations and could have a material adverse effect on the Company. Due to the multiple locations of the Company's manufacturing facilities and redundancy of capabilities, localized interruptions would not be expected to have a material adverse effect on the Company. However, in the case of a systemic failure, such as wide-spread and prolonged telecommunications or electrical failures, the primary business risks of the Company would include, but not be limited to, loss of customers or orders, increased operating costs, inability to obtain supplies and inventory on a timely basis, disruptions in product shipments or other business interruptions of a material nature, as well as possible legal actions, any of which could have a material, adverse effect on the Company's business, results of operations and financial condition.

         The Company has also identified Trading Partners with whom it exchanges electronic transmissions and has tested successfully the material means of transmission utilized in such exchanges. The failure of customers to place EDI orders or to remit EDI payments could have a short-term impact on the operations of the Company.

         The Company will evaluate future acquisition candidates for Year 2000 compliance prior to acquisition, where feasible, and will conduct appropriate assessment, remediation, testing and contingency planning following completion of any such acquisition.

                Wallace Computer Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                January 31, 1999
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


         Depreciation and amortization for the quarter was $19,249,000 or 5.1% of sales versus $18,221,000 or 5.0% of sales in the second quarter a year ago. For the six months ended January 31, 1999, depreciation and amortization was $37,985,000 or 5.0% of sales versus $31,460,000 or 5.1% of sales. The dollar increase from the first quarter year over year is related to Graphic depreciation and goodwill amortization. While the total dollar amount for depreciation and amortization is increasing due to acquisitions (mostly Graphic), and capital expenditures, the percent to sales has remained relatively consistent. This is keeping with the objective of the Company's Print Management segment to leverage the asset base acquired in the Graphic transaction and improve the utilization of those assets.

         Interest expense for the quarter increased modestly by $130,000 from the same period one year ago. For the six months ended, interest expense increased $6,785,000 to $15,000,000. The increase is primarily due to the Graphic acquisition becoming effective in the second quarter of last year. Interest income for the quarter decreased $216,000 from the second quarter of last year. Some of the financial ratios for the twelve months ended January 31, 1999 were: Return on Net Sales of 4.5%, Return on Average Assets of 5.4%, and Return on Equity of 12.7%.

         Liquidity and Capital Resources


         Working capital increased by $7,657,000 from July 31, 1998 to
         $244,514,000.   The current ratio at January 31, 1999 was 2.2 to 1.

         Of the outstanding debt as of January 31, 1999, $230,000,000 has been borrowed under a five-year Credit Agreement ("Credit Facility"), which provides for a maximum aggregate principal amount available to be borrowed of $500,000,000. On January 15, 1999, the Company offered $200,000,000 of Senior Notes, and at that time, settled on the treasury rate lock agreement related to the issuance of the Senior Notes. See
         Note 5 to the Consolidated Financial Statements for further discussion related to the treasury rate lock agreement and the related debt offering. The proceeds of the note issue were used to pay down borrowings under the Credit Facility. The borrowings under the Credit Facility are classified as long-term debt as of January 31, 1999 since the Company has the intent and ability to carry that debt long-term.

         In addition to the credit facility, the Company has unsecured money market lines of $240,000,000, under which $45,466,000 was borrowed at January 31, 1999. The $45,466,000 from the unsecured money market lines is classified as short-term debt. The maximum amount as authorized by the Board of Directors for total borrowings is limited to $600,000,000.

         Of the remaining long-term debt, $23,500,000 is made up of industrial revenue bonds at rates ranging from 2.75% to 2.85%. The balance of $10,357,000 relates to acquisitions, $2,000,000 to the former owners of acquired businesses, with the rest being long-term debt from the Graphic acquisition. Total debt currently represents 47.2% of total capitalization.

         Capital expenditures for the first six months totaled $26,359,000. For the full fiscal year, capital expenditures are expected to be approximately $46.0 million, which are expected to be financed through internally generated funds and by borrowing against our revolving credit facility.

                Wallace Computer Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                January 31, 1999
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


         Stockholders' equity increased 0.1% to $548,271,000 at January 31,
         1999.

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

         During the first six months of fiscal 1999, the Company purchased 1,559,000 shares of Wallace common stock. Total repurchases against the $100 million authorized by the Board in June, 1997 have been $47.9 million.


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

                Wallace Computer Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                January 31, 1999
                                   (Unaudited)

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


Item 6   Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 1999 Deferred Compensation/Capital Accumulation Plan of the Registrant (form previously filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1995, and incorporated herein by reference to such report).

         10.2 1999 Deferred Compensation/Capital Accumulation Plan for Directors of the Registrant (form previously filed as Exhibit
                10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1995, and incorporated herein by reference to such report).

         27.1   Financial Data Schedule.

                Wallace Computer Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                January 31, 1999
                                   (Unaudited)



Item 6   Exhibits and Reports on Form 8-K (continued)

         (b)  Reports on Form 8-K

             (1) A report on Form 8-K/A was filed on November 6, 1998 (amending a report filed on November 18, 1997, amended on January 16, 1998, and amended on June 12, 1998). The amended report contained unaudited pro forma financial statements including,
                  (i) condensed consolidated statement of operations for the three months ended October 31, 1997 and nine months ended July 31, 1998, and the fiscal year ended July 31, 1997 presenting pro forma operating results for the Company as if the acquisition of Graphic had occurred as of the beginning of the periods presented, and (ii) condensed consolidated balance sheet as of October 31, 1997 as if the acquisition of Graphic had occurred as of October 31, 1997.

             (2) A report on Form 8-K was filed on December 1, 1998. The exhibit filed with the report was a Form of Purchase Agreement of the Registrant dated November 30, 1998 for the anticipated issuance of the $200,000,000 of Senior Notes.

             (3) A report on Form 8-K was filed on January 18, 1999. The exhibit filed with the report was the Final Form of Purchase Agreement of the Registrant dated January 15, 1999 for the issued $200,000,000 of Senior Notes.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 WALLACE COMPUTER SERVICES, INC.





March 17, 1999                                 /s/ Robert J. Cronin
------------------       ------------------------------------------------------
   Date                                            Robert J. Cronin
                               Chairman of the Board and Chief Executive Officer


 March 17, 1999                              /s/ Michael T. Leatherman
---------------         --------------------------------------------------------
    Date                                        Michael T. Leatherman
                        Executive Vice President, Chief Administrative Officer,
                                          and Chief Financial Officer
                                          (Principal Accounting Officer)