Form 10-Q
period 1999-04-30
WALLACE COMPUTER SERVICES INC
filed 1999-06-11
CIK 104348

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


         April 30, 1999                                      1-6528
----------------------------------                 -----------------------------
  For the quarterly period ended                       Commission file number


                         WALLACE COMPUTER SERVICES, INC.
     -----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                  36-2515832
----------------------------------       ---------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


          2275 Cabot Drive   Lisle, Illinois                  60532
     -----------------------------------------------       -------------
        (Address of Principal Executive Offices)             (ZIP CODE)


          (630) 588-5000                               41,915,754
-------------------------------------     --------------------------------------
(Registrant's Telephone Number,            (Number of Common Shares Outstanding
      Including Area Code)                         as of May 28, 1999)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               X   Yes               No
                            ------           ------

                         Wallace Computer Services, Inc.                 Page 2

                                    FORM 10-Q
                    For Quarterly Period Ended April 30, 1999

                          Part I Financial Information

Item 1.  Financial Statements

         The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the nine months ended April 30, 1999, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                Wallace Computer Services, Inc. and Subsidiaries
                    Consolidated Income Statement (Unaudited)


                                                                For the Nine Months Ended
                                                                        April 30
                                               ----------------------------------------------------------
                                                                     %                             %
                                                     1999          Sales            1998          Sales
                                               ----------------------------------------------------------
Net Sales                                      $ 1,145,953,000      100.0        $988,117,000      100.0

Cost and Expenses
     Cost of goods sold (Note 1)                   787,502,000       68.7         659,780,000       66.8
     Selling and administrative expenses           184,631,000       16.1         165,973,000       16.8
     Provision for depreciation and
          amortization                              57,199,000        5.0          48,903,000        4.9
                                               ---------------     ------        ------------     ------
          Total costs and expenses               1,029,332,000       89.8         874,656,000       88.5
                                               ---------------     ------        ------------     ------
     Operating Income                              116,621,000       10.2         113,461,000       11.5
                                               ---------------     ------        ------------     ------
     Interest income                                  (875,000)      (0.1)         (2,045,000)      (0.2)
     Interest expense                               23,146,000        2.0          15,817,000        1.6
                                               ---------------     ------        ------------     ------
     Income before Income Taxes                     94,350,000        8.2          99,689,000       10.1
     Provision for Income Taxes (Note 4)            37,740,000        3.3          39,702,000        4.0
                                               ---------------     ------        ------------     ------
          Net Income                           $    56,610,000        4.9        $ 59,987,000        6.1
                                               ===============     ======        ============     ======
Basic Earnings per Share                       $          1.34                   $       1.39
                                               ===============                   ============
Fully Diluted Earnings per Share               $          1.34                   $       1.37
                                               ===============                   ============
Average Common Shares Outstanding                   42,166,000                     43,176,000
                                               ===============                   ============
Fully Diluted Common Shares Outstanding             42,373,000                     43,647,000
                                               ===============                   ============
Dividends Declared Per Share                   $          0.48                   $      0.465
                                               ===============                   ============

The accompanying notes are an integral part of this statement.

                         Wallace Computer Services, Inc.                  Page 3
                                    FORM 10-Q
                    For Quarterly Period Ended April 30, 1999

                          Part I Financial Information


Item 1.  Financial Statements

         The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the three months ended April 30, 1999 subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                Wallace Computer Services, Inc. and Subsidiaries
                    Consolidated Income Statement (Unaudited)



                                                                For the Three Months Ended
                                                                         April 30
                                                  ------------------------------------------------------
                                                                     %                             %
                                                     1999          Sales            1998          Sales
                                                  -----------------------        -----------------------
Net Sales                                         $384,731,000      100.0        $375,649,000      100.0

Cost and Expenses
     Cost of goods sold (Note 1)                   262,238,000       68.2         257,624,000       68.6
     Selling and administrative expenses            61,108,000       15.9          63,042,000       16.8
     Provision for depreciation and
          amortization                              19,213,000        5.0          17,443,000        4.6
                                                  ------------     ------        ------------     ------
          Total costs and expenses                 342,559,000       89.0         338,109,000       90.0
                                                  ------------     ------        ------------     ------
     Operating Income                               42,172,000       11.0          37,540,000       10.0
                                                  ------------     ------        ------------     ------
     Interest income                                  (283,000)      (0.1)           (322,000)      (0.1)
     Interest expense                                8,146,000        2.1           7,602,000        2.0
                                                  ------------     ------        ------------     ------
     Income before Income Taxes                     34,309,000        8.9          30,260,000        8.1
     Provision for Income Taxes (Note 4)            13,724,000        3.6          12,104,000        3.2
                                                  ------------     ------        ------------     ------
          Net Income                              $ 20,585,000        5.4        $ 18,156,000        4.8
                                                  ============     ======        ============     ======
Basic Earnings per Share                          $       0.49                   $       0.42
                                                  ============                   ============
Fully Diluted Earnings per Share                  $       0.49                   $       0.41
                                                  ============                   ============
Average Common Shares Outstanding                   41,964,000                     43,421,000
                                                  ============                   ============
Fully Diluted Common Shares Outstanding             42,182,000                     43,886,000
                                                  ============                   ============
Dividends Declared Per Share                      $       0.16                   $      0.155
                                                  ============                   ============

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries         Page 4
                           Consolidated Balance Sheet

                                                               April 30, 1999         July 31, 1998
                                                                 (Unaudited)            (Audited)
                                                               --------------        --------------
Current Assets
     Cash and cash equivalents                                 $            0        $    3,501,000
     Accounts receivable                                          300,744,000           265,519,000
     Less-allowance for doubtful accounts                           5,454,000             5,195,000
                                                               --------------        --------------
         Net receivables                                          295,290,000           260,324,000
     Inventories (Note 1)                                         119,200,000           120,196,000
     Prepaid taxes                                                 35,115,000            34,818,000
     Advances and prepaid expenses                                  5,063,000             7,920,000
                                                               --------------        --------------
         Total current assets                                     454,668,000           426,759,000
                                                               --------------        --------------
Property, plant and equipment, at cost                            833,428,000           807,588,000
Less-reserves for depreciation and amortization                   397,654,000           353,181,000
                                                               --------------        --------------
     Net property, plant and equipment                            435,774,000           454,407,000
                                                               --------------        --------------
Intangible assets arising from acquisitions                       290,235,000           290,568,000
Cash surrender value of life insurance                             57,807,000            48,064,000
Systems development costs                                          40,331,000            31,887,000
Other assets                                                        4,882,000             5,778,000
                                                               --------------        --------------
     Total assets                                              $1,283,697,000        $1,257,463,000
                                                               ==============        ==============
Liabilities and Stockholders' Equity
Current Liabilities
       Current portion long-term debt                          $    1,911,000        $    1,934,000
       Short-term notes payable                                    39,975,000            35,718,000
       Accounts payable                                            91,871,000            77,057,000
       Accrued salaries, wages, profit sharing and other           85,760,000            75,193,000
                                                               --------------        --------------
           Total current liabilities                              219,517,000           189,902,000
                                                               --------------        --------------
Long-term debt                                                    413,797,000           428,224,000
Deferred income taxes                                              48,062,000            51,971,000
Deferred compensation and retirement benefits                      32,872,000            30,552,000
Other long-term liabilities                                         9,241,000             9,341,000
Stockholders' equity
     Common stock (Note 2)- issued shares of
         45,764,054 at April 30, 1999 and July 31, 1998            45,764,000            45,764,000
     Additional capital                                            36,703,000            36,390,000
     Retained earnings                                            571,455,000           537,751,000
     Treasury stock  (at cost)- 3,849,338 shares at
         April 30, 1999 and 2,496,173 shares at
         July 31, 1998                                            (93,714,000)          (72,432,000)
                                                               --------------        --------------
     Total stockholders' equity                                   560,208,000           547,473,000
                                                               --------------        --------------
Total liabilities and stockholders' equity                     $1,283,697,000        $1,257,463,000
                                                               ==============        ==============


The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries          Page 5
                Consolidated Statement of Cash Flows (Unaudited)


                                                                      For the Nine Months Ended
                                                                              April 30
                                                                  ---------------------------------
                                                                       1999              1998
                                                                  --------------    ---------------
Cash Flows from Operating Activities:
     Net income from operations                                   $   56,610,000    $    59,987,000
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                57,199,000         48,903,000
         Deferred taxes                                               (3,909,000)        (3,261,000)
         (Gain)/loss on disposal of property                            (584,000)           684,000
     Changes in assets and liabilities
         Accounts receivable                                         (38,086,000)        (7,627,000)
         Inventories                                                     300,000        (13,084,000)
         Advances and prepaid expenses                                 2,759,000         10,717,000
         Prepaid taxes                                                  (297,000)        (9,096,000)
         Other assets                                                (27,247,000)       (15,218,000)
         Accounts payable and other liabilities                       10,068,000         (7,155,000)
         Accrued income taxes                                         15,383,000            (14,000)
         Deferred compensation and retirement benefits                 2,320,000          1,269,000
                                                                  --------------    ---------------
     Net cash provided by operating activities                        74,516,000         66,105,000
                                                                  --------------    ---------------
Cash Flows from Investing Activities:
     Capital expenditures                                            (36,788,000)       (44,240,000)
     Proceeds from sales of short-term investments                             0          1,866,000
     Proceeds from disposal of property                                5,597,000          6,517,000
     Net construction funds held by trustee                            1,280,000                  0
     Other capital divestitures/(investments-acquisitions)             7,044,000       (437,830,000)
                                                                  --------------    ---------------
     Net cash used in investing activities                           (22,867,000)      (473,687,000)
                                                                  --------------    ---------------
Cash Flows from Financing Activities:
     Treasury stock transactions                                     (23,780,000)         9,950,000
     Cash dividends paid                                             (20,095,000)       (19,415,000)
     Net proceeds from short-term debt                                 4,257,000          7,637,000
     Retirement of long-term debt                                    (69,532,000)        (9,853,000)
     Proceeds from issuance of long-term debt                         54,000,000        415,884,000
                                                                  --------------    ---------------
     Net cash (used in) provided by financing activities             (55,150,000)       404,203,000
                                                                  --------------    ---------------
Net changes in cash and cash equivalents                              (3,501,000)        (3,379,000)
Cash and cash equivalents at beginning of year                         3,501,000         14,168,000
                                                                  --------------    ---------------
Cash and cash equivalents at April 30                             $            0    $    10,789,000
                                                                  ==============    ===============
Supplemental Disclosure:
     Interest paid (net of interest capitalized)                  $   17,852,000    $    13,925,000
     Income taxes paid (net of refunds received)                      24,257,000         42,514,000

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries          Page 6
                   Notes to Consolidated Financial Statements
                                 April 30, 1999
                                   (Unaudited)

Note 1 - Inventories

         Inventories at April 30, 1999, and July 31, 1998, were as follows:

                                          April 30, 1999         July 31, 1998
                                         -----------------     -----------------
                  Raw materials            $ 17,202,000          $ 26,200,000
                  Work in process            22,060,000            19,539,000
                  Finished products          79,938,000            74,457,000
                                         -----------------     -----------------
                                           $119,200,000          $120,196,000
                                         =================     =================

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

Note 2 - Stock Options

         As of April 30, 1999, options to purchase 2,165,495 shares of common stock were outstanding and 2,481,942 shares of common stock were available for future grants under the Company's Stock Incentive and Employee Stock Purchase Plans.

         The Company has authorized 100,000,000 shares of common stock and issued 45,764,054 as of April 30, 1999. Of these shares, 3,849,338 were held in treasury as of April 30, 1999. The number of shares held in treasury at July 31, 1998 was 2,496,173.

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

                Wallace Computer Services, Inc. and Subsidiaries          Page 7
                   Notes to Consolidated Financial Statements
                                 April 30, 1999
                                   (Unaudited)


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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Results of Operations


         For the three-month period ended April 30, 1999, net sales increased 2.4% to $384,731,000. Adjusting for the divestitures of the contract stationers business to Boise Cascade Office Products, which occurred in the second quarter of fiscal 1999, and Mercury Printing to Consolidated Graphics, Inc, which occurred in the third quarter of fiscal 1999, and for the acquisition of Good Decal, which occurred in the fourth quarter of fiscal 1998, sales would have been up 5.8%. The Company estimates that unit growth for the quarter was around 10%, while lower paper prices had the effect of reducing sales by approximately 4%. For the nine months ended April 30, 1999, net sales increased 16.0%. The Graphic Industries ("Graphic") acquisition, which was effective in the second quarter of last fiscal year, accounts for the majority of the increase over prior fiscal year. The unit growth for the nine-month period was also around 10%.

         Net income for the third quarter increased 13.4% to $20,585,000 or 49 cents per share (both basic and fully diluted), from $18,156,000 or 42 cents per share (basic) and 41 cents per share (fully diluted) in the third quarter fiscal 1998. Net income for the nine-month period decreased 5.6% to $56,610,000 or 1.34 cents per share (both basic and fully diluted). In the second quarter of fiscal 1999, the results of the Print Management Segment reflected a non-recurring pre-tax charge of approximately $1.6 million, or 2.3 cents per share for physical inventory adjustments at Graphic facilities.

         Cost of sales for the quarter was 68.2% of sales as compared to 68.6% in the third quarter of last year. The third quarter includes a LIFO credit of $639,000 or 0.9 cents per share versus a charge of $213,000 or 0.3 cents per share in the third quarter of last year. Total LIFO credits for the nine months ending April 30, 1999 were $1,231,000 or
         1.8 cents per share versus charges of $1,243,000 or 1.7 cents per share.

         Year over year, the Forms and Labels segment's sales decreased 2.0% to $181.6 million. Adjusting for acquisitions and divestitures, sales would have increased 2.9% for the segment. Operating income for the current quarter increased 27.1% to $27.0 million from the third quarter of last fiscal year and increased 5.4% year-to-date over the same period last year. The increase in operating margins was the result of efforts to improve margins by management of margin levels on new business, efforts to negotiate improved levels of service revenues on certain existing accounts and continued cost reduction activities.

                Wallace Computer Services, Inc. and Subsidiaries          Page 8
                   Notes to Consolidated Financial Statements
                                 April 30, 1999
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


         The operating margin for the segment improved to 14.9% in the current quarter from 11.5% in the third quarter of the prior fiscal year. The operating margin is down from the 15.5% reported in the second quarter of fiscal 1999 primarily because of increased paper costs in the third quarter which decreases margins until the paper price increases can be passed along to contract customers. The lag is typically one quarter for any market price increase. A second paper price increase is expected to take effect in the fourth quarter of fiscal 1999.

         The Print Management segment's sales increased 6.7% to $203.1 million. Adjusting for the divestiture of Mercury Printing, the sales increase would have been 8.4%. Operating income for the current quarter decreased 7.0% to $15.2 million from the third quarter of last fiscal year. Operating margins decreased from 8.6% in the third quarter of last year to 7.5% in the current quarter. While the year over year comparisons are down, the current quarter shows an improvement from the first quarter's margin of 6.0% and the second quarter's margin of 4.8%. Commercial Printing continues to increase its share of sales to the company's W.I.N. and Select Services customers. In the current quarter over 13% of the sales to these customers came from commercial printing versus only 7% in the third quarter of last year. This is a positive indicator of the Company's strategy of increasing asset utilization in this segment by selling to national contract customers. Poor performance in the segment's Southern region in the second quarter had impacted the overall margin and more than offset the gains made in the other regions. In that region sales of local transaction by transaction business has dropped from prior quarters and significant national contractual business has not been established. In the third quarter, sales in the Southern region had recovered somewhat and actually increased from the third quarter of the prior year.

         Selling and administration expenses for the quarter were 15.9% versus 16.8% in the third quarter of last year. For the nine months ended April 30, the ratio to sales was 16.1% versus 16.8% last year. The Company continues to leverage its selling and administrative expenses over the larger sales base. This quarter's total includes $319,000 of Year 2000 related programming expenses compared to $770,000 in the third quarter of last year. Total Year 2000 expenses through the third quarter 1999 were $4.3 million. We anticipate expensing a total of $300,000 during the fourth quarter of fiscal year 1999. The Company does not anticipate that the costs of remediation will have a material effect on its financial condition.

         The Company's effort to address Year 2000 compliance issues includes
         (i) evaluating internal computing infrastructure, business applications and production systems for Year 2000 compliance, and (ii) replacing or remediating systems and applications as necessary to assure such compliance. The Company's efforts in these respects are well under way. The Company has completed an inventory of all potentially affected software, firmware and hardware (including imbedded chips) material to its operations. The Company is remediating the problem by modifying its software and in certain cases, purchasing new software, firmware, and hardware.

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

                Wallace Computer Services, Inc. and Subsidiaries          Page 9
                   Notes to Consolidated Financial Statements
                                 April 30, 1999
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


         The Company completed Phase 2 on April 30, 1999, which entails certification of all mission critical manufacturing and operational equipment (e.g. printing presses, conveyors, and heating and cooling systems).

         As part of the final phase of the Year 2000 project, the Company is currently implementing internal administration systems which have been tested by the Company or that have been certified by the outside provider as Year 2000 compliant. Implementation is expected to be completed by July 31, 1999.

         In addition, the Company is focused on an initiative to upgrade and standardize the information technology of its newly acquired commercial printing facilities, which has the incidental effect of addressing certain Year 2000 compliance issues.

         Based on communications with vendors, and where deemed appropriate, internal testing, the Company believes that substantially all of its equipment used in its printing operations, including its pre-press and press equipment and its equipment used to finish and deliver its products, will not be materially affected by a Year 2000 related failure. Remediation and testing of other material systems, including production and physical plant systems, was completed by April 30, 1999.

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

                Wallace Computer Services, Inc. and Subsidiaries         Page 10
                   Notes to Consolidated Financial Statements
                                 April 30, 1999
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


         The Company will evaluate recent and future acquisition candidates for Year 2000 compliance prior to acquisition, where feasible, and will conduct appropriate assessment, remediation, testing and contingency planning following completion of any such acquisition.

         Depreciation and amortization for the quarter was $19,213,000 or 5.0% of sales versus $17,443,000 or 4.6% of sales in the third quarter a year ago. For the nine months ended April 30, 1999, depreciation and amortization was $57,199,000 or 5.0% of sales versus $48,903,000 or 4.9% of sales. The dollar increase from the first quarter year over year is related to Graphic depreciation and goodwill amortization. While the total dollar amount for depreciation and amortization is increasing due to acquisitions (mostly Graphic), and capital expenditures, the percent to sales has remained relatively consistent. This is keeping with the objective of the Company's Print Management segment to leverage the asset base acquired in the Graphic transaction and improve the utilization of those assets.

         Interest expense for the quarter increased by $544,000 from the same period one year ago. For the nine months ended, interest expense increased $7,329,000 to $23,146,000. The increase is primarily due to the Graphic acquisition becoming effective in the second quarter of last fiscal year. Interest expense was impacted as a result of a higher fixed rate on long-term notes. See Note 5 for further discussion related to the debt offering. Interest income for the quarter decreased $39,000 from the third quarter of last fiscal year.

         Some of the financial ratios for the twelve months ended April 30, 1999 were: Return on Net Sales of 4.7%, Return on Average Assets of 5.6%, and Return on Equity of 12.8%.

         Liquidity and Capital Resources


         Working capital decreased by $1,706,000 from July 31, 1998 to
         $235,151,000.   The current ratio at April 30, 1999 was 2.1 to 1.

         Of the outstanding debt as of April 30, 1999, $200,000,000 has been borrowed under a five-year credit agreement ("Credit Facility"), which provides for a maximum aggregate principal amount available to be borrowed of $500,000,000. On January 15, 1999, the Company offered $200,000,000 of Senior Notes, and at that time, settled on the treasury rate lock agreement related to the issuance of the Senior Notes. See
         Note 5 to the Consolidated Financial Statements for further discussion related to the treasury rate lock agreement and the related debt offering. The proceeds of the note issue were used to pay down borrowings under the Credit Facility. The borrowings under the Credit Facility are classified as long-term debt as of April 30, 1999 since the Company has the intent and ability to carry that debt long-term.

         In addition to the Credit Facility, the Company has unsecured money market lines of $125,000,000, under which $39,975,000 was borrowed at April 30, 1999. The $39,975,000 from the unsecured money market lines is classified as short-term debt. The maximum amount as authorized by the Board of Directors for total borrowings is currently limited to $600,000,000.

         Of the remaining long-term debt, $23,500,000 is made up of industrial revenue bonds at rates ranging from 4.00% to 4.10%. The balance of $10,146,000 relates to acquisitions, $2,000,000 to the former owners of acquired businesses, with the rest being long-term debt from the Graphic acquisition. Total debt currently represents 44.9% of total capitalization.

                Wallace Computer Services, Inc. and Subsidiaries         Page 11
                   Notes to Consolidated Financial Statements
                                 April 30, 1999
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


         Capital expenditures for the first nine months totaled $36,788,000. For the full fiscal year, capital expenditures are expected to be approximately $46.0 million, which are expected to be financed through internally generated funds and by borrowing against our revolving credit facility.

         Stockholders' equity increased 2.3% to $560,208,000 at April 30, 1999.

         Current inventory levels are believed to be in line with the inventory levels necessary to satisfy customer demand. The Company anticipates having adequate sources of supply of raw materials to meet future business requirements.


         Common Stock


         On September 10, 1998, the Board of Directors increased the annualized dividend rate to $0.64 per share, a 3.2% increase from fiscal 1998.

         During the first nine months of fiscal 1999, the Company purchased 1,656,000 shares of Wallace common stock. Total repurchases against the $100 million authorized by the Board in June, 1997 have been $49.9 million.


         Other


         The Company anticipates completing the acquisition of Commercial Press, Inc., a commercial printer in San Diego, by June 11, 1999. The acquisition will be a cash transaction and will be accounted for using the purchase method. The acquisition is not expected to materially impact the Company's results for fiscal 1999.


                            Part II Other Information


Items 1 through 4          None

                Wallace Computer Services, Inc. and Subsidiaries         Page 12
                   Notes to Consolidated Financial Statements
                                 April 30, 1999
                                   (Unaudited)

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


Item 6   Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 Wallace Computer Services, Inc. Director Retainer Fee Plan, dated June 2, 1999.

         10.2 Indemnification Agreement with Officer between the Company and Robert J. Kelderhouse dated June 2, 1999 (form previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such report).

         27.1 Financial Data Schedule.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         WALLACE COMPUTER SERVICES, INC.





      June 11, 1999                     /s/ Robert J. Cronin
  --------------------   -------------------------------------------------------
          Date                         Robert J. Cronin
                         Chairman of the Board and Chief Executive Officer


      June 11, 1999                     /s/ Michael T. Leatherman
  --------------------   -------------------------------------------------------
          Date                            Michael T. Leatherman
                         Executive Vice President, Chief Administrative Officer,
                                         and Chief Financial Officer
                                      (Principal Accounting Officer)