Form 10-K405
period 1999-07-31
WALLACE COMPUTER SERVICES INC
filed 1999-10-28
CIK 104348

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended July 31, 1999       Commission File Number 1-6528

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No


State the aggregate market value of the voting stock held by nonaffiliates of the registrant. $891,099,128 (based on the October 15, 1999, closing price of these shares on the New York Stock Exchange)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
     As of October 15, 1999, 42,307,377 shares of Common Stock were outstanding.

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

                                TABLE OF CONTENTS

Form 10-K
Item No.         Name of Item                                            Page
--------         ------------                                            ----
Part I

     Item 1      Business                                                 3
     Item 2      Properties                                               8
     Item 3      Legal Proceedings                                       12
     Item 4      Submission of Matters to a Vote of
                 Security Holders                                        12

Part II

     Item 5      Market for the Registrant's Common Equity and
                 Related Stockholder Matters                             12
     Item 6      Selected Financial Data                                 13
     Item 7      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           14
     Item 7(A)   Quantitative and Qualitative Disclosures About
                 Market Risk                                             23
     Item 8      Financial Statements and Supplementary Data             23
     Item 9      Changes in and Disagreements With Accountants
                 on Accounting and Financial Disclosure                  23

Part III

     Item 10     Directors and Executive Officers of the
                 Registrant                                              24
     Item 11     Executive Compensation                                  26
     Item 12     Security Ownership of Certain Beneficial
                 Owners and Management                                   26
     Item 13     Certain Relationships and Related
                 Transactions                                            26

Part IV

     Item 14     Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K                                 27

     Signatures                                                          28

     Exhibit Index                                                       51

Wallace Computer Services, Inc.                       Fiscal 1999 10-K

                                     Part I
Item 1    Business

(a) General Development of Business

Wallace Computer Services, Inc. (the "Company") was founded in 1908 as an Illinois commercial printer under the name "Wallace Press, Inc." It was reorganized in June 1963 as "Wallace Business Forms, Inc.", a Delaware corporation. The name was changed in November 1981 to "Wallace Computer Services, Inc." to reflect the broad array of products sold by the Company to computer users.

In fiscal year 1998, the Company expanded its commercial printing capabilities with the acquisition of the 20 Graphic Industries, Inc. ("Graphic") companies in November 1997. Graphic was the largest network of sheet-fed commercial printing plants in the United States. They focus on high-quality, short-to-medium run collateral and high color marketing materials and annual reports for the Company's target Fortune 2000 customers. The Graphic acquisition was made through an all cash purchase of Graphic's shares of common stock. The acquisition price was $308.3 million, based on outstanding shares, options and converted indenture notes valued at $21.75 per share, plus $6.1 million of transaction costs, and net debt totalling $123.4 million. In June 1998, the Company also expanded its product line in the fast growing label market with the acquisition of Good Decal Co., in Englewood Colorado. Good Decal makes pressure sensitive labels, decals and screen printed graphic overlays. This acquisition was made for $12.3 million of cash and a note payable for $1.0 million.

In February 1999, the Company sold Mercury Printing, acquired as part of the Graphic Industries acquisition, for $7.0 million. In December 1998, the Company sold substantially all of the assets of Visible Computer Supply, our contract stationers business, in a transaction that approximated book value. Both of the divestitures sold product lines that were not compatible with the Company's strategic direction.

In May 1999, the Company acquired Commercial Press, Inc., a West-Coast commercial printer. The addition of Commercial Press brings the Company up to 27 commercial print facilities across the U.S. This acquisition was made for $20.1 million of cash, the assumption of debt totalling $2.2 million, and a note payable of $2.3 million. The Company also acquired Denver Graphic, Inc., a small prime label company, in May 1999. The acquisition was made for $3.0 million of cash and a note payable of $150,000.

(b) Financial Information About Segments

The Company is reporting its results in two business segments which reflect the Company's operations and strategies: Print Management Segment, and Forms and Labels Segment. Financial information about the Company's segments is contained in footnote 12, Notes to Consolidated Financial Statements, on pages 45 - 47 of this report.

(c) Narrative Description of Business

The Company is recognized as a leading provider of supplies and print management services to Fortune 2000 customers. The Company is evolving to manage all the printing needs of large organizations. Products include commercial printing, business forms, labels, direct response printing and office products. The Company's strategy is to utilize its information management and distribution systems to offer customers a solutions-based approach to increasing efficiencies and reducing costs.

In 1998 the Company created an entirely new service to help buyers of high-quality, high-color commercial printing that ensures consistent print quality, outsources materials management workload and maximizes promotional budget efficiency. This service is Total Print Management.

This service would not be possible without an enterprise wide information system. Proprietary mainframe and midrange enterprise applications and an extensive communications architecture give the Company the ability to effectively manage half a million stock keeping units (SKUs) and millions of customer transactions. The Company's systems also allow us to tailor relationships to each customer's unique business needs and processes. We continue to expand and enhance these systems to offer new services and stay ahead of growing demand.

Central to our services is Wallace Information Network(TM) (W.I.N.(TM)), which was introduced seven years ago and is continually evolving. Our suite of W.I.N. management tools improves, simplifies and streamlines many customer processes including inventory management, end-user ordering, version control, tracking, and follow-up. Its value is based on the Company's capability to provide complete and timely data from its enterprise applications through the W.I.N. system. The recognition of the W.I.N. system's value is proven by the nearly 470 customers who use the system today.

Logistics and distribution represent the largest cost-saving opportunities we can deliver to our customers, and outstanding distribution capabilities are essential to delivering total print management services. Like our information technology, the Company's distribution system is also proprietary, developed from the ground-up, specifically for the highly transactional, custom nature of our business.

The W.I.N. system was originally created to attack the process costs associated with forms. Because our customers see first-year cost savings averaging 15% to 20%, they want to leverage our services into additional areas. The Company's broad range of products gives our customers many opportunities to reduce their vendor base and total costs. We provide the primary products required by our customers for a total print management relationship.


             Print Management Segment (Integrated Graphics Segment)

Product / Service offering and Markets Served

The principal products and services supplied by the Print Management Segment include the design and manufacture of high color, high-quality marketing and promotional printing, variable imaging, digital printing, and the manufacture of direct response printing materials. Typical products include corporate image materials, promotional literature, product brochures, product documentation literature, retail point-of-sale materials, sweepstakes mailings, credit card offers, high-quality brochures, industrial and consumer catalogs, directories, and price lists. The products and services are supplied to the full spectrum of Fortune 2000 customers.

The Company provides a full-service, quick response, value-added resource to its customers, and supplies national coverage and state-of-the-art imaging capabilities and service options, which are designed to increase promotion response rates and reduce customer costs.

The Company's Total Print Management ("TPM") program gained momentum during fiscal 1999 by allowing customers to control their high-color print sourcing costs. The objective of TPM is to utilize the Company's distribution, logistics, and systems to provide an alternative to the Fortune 2000 customer base for outsourcing high color marketing and promotional printing. The TPM approach provides an integrated set of services and information tools that allow customers' to control all of their print-related costs. This strategy, while early in its development, will allow the Company to become a premier supplier for total management sourcing for the high color marketing and promotional printing product category.

The Company's direct response business, which now primarily serves corporate marketing organizations, has been repositioned by reducing its emphasis on the mass mailer market and refocusing on one-to-one marketing opportunities in Fortune 2000 marketing organizations.

The predominant distribution channel for this segment is the Company's national direct sales force and the Integrated Graphic's direct sales force.

The Print Management market served by the Company totals approximately $38 billion. The Company primarily competes with local printers and direct mail promotional printers, therefore, the market is highly fragmented.


                            Forms and Labels Segment

Product / Service offering and Markets Served

The principal products and services supplied by the Forms and Labels Segment include the design, manufacture and sale of both paper based and electronic business forms, the manufacture of both electronic data processing (EDP) labels and prime labels, and the manufacture of a standard line of office products. Typical products include air freight package forms, monthly billing statements, healthcare forms, mortgage applications, bar-coded shipping labels, consumer product labels, airline bag tags, blank stock labels, electronic article surveillance tags, labeling software, legal pads, computer paper, ribbons, and cash register paper rolls.

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

The Company also sells business forms to customers that are not large, forms-intensive firms with multiple locations. These customers typically have a choice from among different acceptable vendors, and the Company faces more competition than it does in sales to large, forms-intensive customers with multiple locations.

The predominant distribution channel for this segment is the direct sales force. Sales representatives are located in one of the Company's 125 sales offices located throughout the United States and are assigned a specific geographic territory. Within this assigned territory, a sales representative sells all of the Company's products to any customer. Sales support for the direct sales force is provided by the Corporate Marketing department.

EDP labels usually include some computer generated information, such as bar coding, and are designed to meet the needs of key market segments, including retail, health care, small package delivery, manufacturing and required regulatory compliance. Prime labels are high quality promotional and product identification labels used on items such as shampoo bottles and food packages.

In January 1998, The Company entered into a joint marketing arrangement with Boise Cascade Office Products ("BCOP"), a subsidiary of Boise Cascade Corporation, whereby each company will introduce the other company to its top 200 customers and allow each company to market its products and services to those customers (the "BW Single Source Program"). The Company expanded its relationship with BCOP by selling its contract stationers business, Visible Computer Supply, to BCOP thereby increasing its joint marketing efforts.

Wallace and BCOP will continue to work with customers jointly, with Wallace providing custom printed products and central management services, and Boise providing stock office products and related supplies. In addition, the companies will continue to integrate their systems to bring further value and more services to customers.

BCOP is known for the added-value services it provides in supplying stock office consumables to large organizations. Wallace is known for the added-value services it provides in supplying the broadest scope of custom-printed products to large organizations. With BW Single Source, companies can effectively outsource the work of managing supplies, reducing the purchasing department's workload and cutting supplies costs, with mechanisms that let them retain control. Because customers can place a single order for many items with one source, instead of multiple orders with multiple vendors, BW Single Source can cut distribution costs as well as the costs associated with ordering, billing and vendor management.

The remaining office products business represents products manufactured by the Company. These products include primarily paper-based stock products such as pads, stock forms, ATM and impact printer ribbons.

The Forms and Labels market served by the Company totals approximately $46 billion and is highly competitive.


                               Business in General

Raw Materials
The principal raw material used by the Company is paper which is purchased on the open market from numerous suppliers in a variety of weights, widths, color and sizes. The Company believes that it has adequate sources of supply of raw materials to meet the requirements of its business. The Company's current inventory levels are in line with the inventory levels necessary to satisfy anticipated customer demand.

Working Capital
The Company continues to maintain a strong working capital position, with a current ratio of 2.3 at July 31, 1999, slightly higher than last fiscal year. Business conditions require the Company to produce and store inventories to meet its customers' requirements. Custom and stock finished goods inventories are stored throughout the United States in both public and Company-owned warehouses. Finished products represent 67.5% of total inventory at July 31, 1999.

Substantially all of the Company's sales are made on terms of Net 30 days. The accounts receivable balance at July 31, 1999, increased by 12.2%, mainly attributable to increased sales volume and an increase in days sales outstanding. Further information on liquidity and capital resources is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 19 - 21 of this report.

Patents and Trademarks
Although certain features of the Company's products and manufacturing processes are covered by owned or licensed patents, the Company does not consider patents to be critical to its business.

Seasonal
The Company does experience some minimal level of seasonality in its Integrated Graphics' operations in the fiscal third quarter related to the seasonal demand of printed annual reports for publicly traded companies. Because many customers' fiscal year ends coincide with the calendar year end, the Company experiences increased sales in the March to April period of each year.

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

Employees
The total number of persons employed by the Company was 8,464 as of July 31, 1999.


(d) Financial Information About Geographic Areas

Wallace attributes substantially all of its revenues to customers within the United States. Long-lived assets are domiciled within the United States.

Item 2    Properties

          The Company's corporate offices are located in Lisle, Illinois, a suburb of Chicago.

          The Company believes that all of its properties are well maintained and in good operating condition and adequate for the purposes for which they are used. All locations are owned by the Company except as otherwise noted.


The following principal properties are used by the Print Management Segment (Integrated Graphics Segment):

                                    Approximate
                                      Square
Location                              Footage       Description
--------                            -----------     -----------
LaPalma, California                   81,300        Manufacturing Plant
                                                    (Leased)

San Diego, California                 60,600        Manufacturing Plant
                                                    (Leased)

Hartford, Connecticut                 44,000        Manufacturing Plant
                                                    (Leased)

Orlando, Florida                     165,500        Manufacturing Plant
                                                    Distribution Center
                                                    (Leased)

Pompano Beach, Florida                40,000        Manufacturing Plant

Tampa, Florida                        34,500        Manufacturing Plant

Atlanta, Georgia                     266,600        Manufacturing Plant

Chamblee, Georgia                    193,600        Manufacturing Plant

Doraville, Georgia                    42,500        Prepress Operations
                                                    (Leased)

Clinton, Illinois                    217,100        Manufacturing Plant

Elk Grove Village, Illinois          276,800        Manufacturing Plants
                                                    Printing Fulfillment Center
                                                    (Leased)

Hillside, Illinois                   231,450        Manufacturing Plant
                                                    Engineering and Research Offices
                                                    (Both are Leased)

                                    Approximate
                                      Square
Location                              Footage          Description
--------                              -------          -----------
New Orleans, Louisiana                 44,000          Manufacturing Plant

Silver Springs, Maryland               83,700          Manufacturing Plant

Bedford, Massachusetts                 73,100          Manufacturing Plant

Rochester, New York                    87,700          Manufacturing Plants (Leased)
                                                       Warehouses

Tonawanda, New York                   111,400          Manufacturing Plant

Charlotte, North Carolina              95,000          Manufacturing Plant

Cleveland, Ohio                        44,000          Manufacturing Plant (Leased)

Philadelphia, Pennsylvania             55,600          Manufacturing Plant

Pittsburgh, Pennsylvania              135,600          Manufacturing Plant

Columbia, South Carolina               58,900          Manufacturing Plant

Austin, Texas                          37,000          Manufacturing Plant

Dallas, Texas                         107,600          Manufacturing Plant

Houston, Texas                        273,500          Manufacturing Plant
                                                       Printing Fulfillment
                                                       Center (Leased)

West Bend, Wisconsin                   26,600          Manufacturing Plant

The following principal properties are used by the Forms and Labels segment:

Lodi, California                      138,100          Manufacturing Plant and
                                                       Distribution Center

San Luis Obispo, California           110,000          Manufacturing Plant

Denver, Colorado                       20,000          Manufacturing Plant (Leased)

                                   Approximate
                                      Square
Location                              Footage            Description
--------                              -------            -----------
Englewood, Colorado                    48,500             Manufacturing Plants
                                                          (Includes four facilities)
                                                          (Leased)

Metter, Georgia                       221,000             Manufacturing Plant and
                                                          Distribution Center

St. Charles, Illinois                 386,800             Manufacturing Plant
                                                          Distribution Center

Osage, Iowa                           256,900             Manufacturing Plants

Lebanon, Kentucky                      88,600             Manufacturing Plant

Gastonia, North Carolina              120,000             Manufacturing Plant

Wilson, North Carolina                127,200             Manufacturing Plant

Cincinnati, Ohio                       21,800             Manufacturing Plant

Streetsboro, Ohio                      81,400             Manufacturing Plant

Covington, Tennessee                  242,000             Manufacturing Plant and
                                                          Distribution Center

Brenham, Texas                        127,700             Manufacturing Plant and
                                                          Distribution Center

Marlin, Texas                         115,700             Manufacturing Plant

Manchester, Vermont                   162,300             Manufacturing Plant

Luray, Virginia                       162,300             Manufacturing Plant

                              Approximate
                                Square
Location                        Footage              Description
--------                        -------              -----------
Additional Distribution Centers and Corporate Offices:

Ontario, California             114,500            Distribution Center (Leased)

Bellwood, Illinois               28,300            Engineering and Research Facility
                                                   (Leased)

Lisle, Illinois                 105,000            Corporate Headquarters

Lisle, Illinois                  72,100            Technology Center (Leased)

Columbus, Ohio                  154,000            Distribution Center (Leased)

Allentown, Pennsylvania         100,000            Distribution Center



Remaining public warehouses and sales offices throughout the United States are leased.

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

Item 4    Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of Security Holders during the quarter ended July 31, 1999



                                     Part II

Item 5    Market for the Registrant's Common Equity and Related Stockholder
          Matters

The Company's common shares are traded on the New York Stock Exchange. The total number of holders of record of the Company's common stock was 2,995 as of October 15, 1999. Information about quarterly prices of common stock and dividends paid for the two years ended July 31, 1999 is contained in the table below:

                      MARKET PRICE PER SHARE                  DIVIDENDS PAID PER SHARE
=========================================================================================
                 FISCAL 1999           FISCAL 1998           FISCAL  1999     FISCAL 1998
=========================================================================================
QUARTER          HIGH     LOW        HIGH        LOW
=========================================================================================
First          $ 22.75  $ 15.44    $ 39.50     $ 30.50          $ .1550         $  .1400
Second           27.25    19.75      40.38       33.69            .1600            .1550
Third            24.63    17.75      40.00       34.00            .1600            .1550
Fourth           26.44    22.00      36.25       18.56            .1600            .1550
=========================================================================================

Item 6    Selected Financial Data

Selected financial data for each of the five years ended July 31, 1999 is contained in the table below:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)      1999            1998           1997          1996         1995
==============================================================================================================
OPERATIONS
==============================================================================================================
Net sales                                 $  1,530,523    $  1,356,052    $  906,290   $  862,287   $  712,838
Net income                                      76,069          74,208        81,282       72,999       55,297
Net income per share (basic)                      1.80            1.72          1.88         1.60         1.23
Net income per share (diluted)                    1.80            1.71          1.86         1.59         1.23
Dividends per share                                .64             .62           .56          .43          .37

FINANCIAL CONDITION
==============================================================================================================
Total assets                              $  1,297,659    $  1,257,463    $  720,442   $  695,850   $  592,702
Long-term debt                                 416,653         428,224        24,500       30,600       25,600
Capital expenditures                            50,311          59,632        39,225       59,506       51,487
Working capital                                256,509         236,857       149,234      206,238      193,150

SIGNIFICANT RATIOS
==============================================================================================================
Net income:
    Return on net sales                            5.0%            5.5%          9.0%         8.5%         7.8%
    Return on average assets                       6.0%            7.5%         11.5%        11.3%         9.8%
    Return on average equity                      13.5%           14.3%         16.2%        15.1%        12.8%
Current ratio                                      2.3             2.2           2.1          3.1          3.9
Long-term debt/debt plus equity                   41.7%           43.9%          4.7%         5.7%         5.3%

Book value per share                      $      13.82    $      12.65    $    11.45   $    11.20   $    10.05
Sales per employee*                       $      183.4    $      188.8    $    207.4   $    218.4   $    195.4

OTHER
==============================================================================================================
Number of employees                              8,464           8,228         4,610        4,131        3,765
Number of stockholders of record                 3,355           3,559         3,680        3,863        4,383
==============================================================================================================

*Based on average number of employees during the fiscal year

NOTES TO FIVE YEAR SUMMARY
A. ACQUISITIONS AND DIVESTITURES: On May 21, 1999, the Company acquired the assets of Denver Graphic, Inc. The acquisition price was $3.0 million of cash and a note payable of $150,000. Effective May 1, 1999, the Company acquired Commercial Press, Inc. The acquisition price was $20.1 million of cash, the assumption of debt totalling $2.2 million, and a note payable of $2.3 million. On February 28, 1999, the Company sold Mercury Printing, acquired as part of the Graphic Industries acquisition, for $7.0 million. On December 31, 1998, the Company sold substantially all of the assets of Visible Computer Supply, our contract stationers business, in a transaction that approximated book value. On June 17, 1998, the Company acquired the assets of Good Decal Co. The acquisition price was $12.3 million of cash and a note payable of $1.0 million. Effective November 3, 1997, the Company acquired Graphic Industries, Inc. The acquisition was made through an all cash purchase of Graphic's shares of common stock. The acquisition price was $308.3 million, based on outstanding shares, options and converted indenture notes valued at $21.75 per share, plus $6.1 million of transaction costs, and net debt totalling

$123.4 million. See note 2 for further disclosure on the Graphic acquisition. On July 24, 1997, the Company acquired the assets of Moran Printing Company. The acquisition price included notes payable of $29.5 million, and the assumption of net debt totalling $4.9 million. On October 22, 1996, the Company acquired the assets of Post Printing, Inc. The acquisition price was $6.6 million of cash. On February 1, 1996, the Company sold the LaserMax division to a subsidiary of Stralfors A.B. of Ljungby, Sweden in a cash transaction that approximated book value. On February 8, 1996, the Company acquired Forms Engineering Company. The acquisition price included $27.8 million of cash, a note payable of $5.0 million, and the assumption of net debt totalling $2.0 million. On April 19, 1995, the Company acquired the assets of Retterbush and Sauer Label Corporation. The acquisition price included $10.1 million of cash and a note payable of $2.0 million. On November 29, 1994, the Company acquired Lampro Graphics, Inc. The acquisition price included $4.6 million of cash, a note payable of $0.3 million, and the assumption of debt totalling $1.9 million.

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


Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
FISCAL 1999 VERSUS FISCAL 1998

Net sales for fiscal 1999 increased 12.9% over fiscal 1998. There were several acquisitions and divestitures which affected the results. In the second quarter of fiscal 1998, Graphic Industries ("Graphic") was acquired, making fiscal 1999 the first full fiscal year that included its results. During the third quarter of fiscal 1999, the Company divested Mercury Printing, which was acquired as part of the Graphic acquisition. In the second quarter of fiscal 1999, the Company divested the operations of Visible Computer Supply, our contract stationers business. Both of the divestitures sold product lines that were not compatible with the Company's strategic direction. In the fourth quarter of fiscal 1999, the Company acquired a small prime label company, and a commercial printing operation which expands the geographic coverage of our commercial printing network to the West Coast of the United States. Pro forma sales growth, after adjusting for acquisitions and divestitures was 4.7%.

    The breakdown of net sales for fiscal 1999 within our two business segments was as follows:

     BUSINESS SEGMENT      % OF TOTAL REVENUE     % REVENUE INCREASE
     ================================================================
     Forms and Labels             49.9%                   1.3%
     ----------------------------------------------------------------
     Print Management             50.1%                  27.4%
     ================================================================

After adjusting for acquisitions and divestitures, the Forms and Labels segment grew 3.0% and the Print Management segment grew 6.4%. Commencing in fiscal 2000, we will begin to refer to the Print Management segment as the Integrated Graphics segment to reflect the integrated nature of services we provide the customer.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

     Over the last five years, sales have grown at a compound annual rate of 21.1%, with most of the growth coming from acquisitions. A significant portion of the increased sales in the Print Management segment were generated by the Wallace direct sales force, which began selling high color marketing and promotional printing shortly after the acquisition. Products sold by the Wallace direct sales force that were manufactured in the Graphic facilities increased tenfold from fiscal 1998 to fiscal 1999. Based upon the fourth quarter, the run rate for Print Management sales made by the Wallace direct sales force exceeds $60 million annually. This is equivalent to 13% of the Graphic Industries sales in the twelve months prior to acquisition. We estimate year-over-year unit growth in both the Forms and Labels Segment, and the Print Management segment to be around 10%.

     Paper is the basic raw material for 95% of our products. In the Forms and Labels segment, paper represents 40% to 45% of sales. In the Print Management segment, paper represents about 20% to 25% of sales.

     The majority of paper used by the Company comes from three paper grades - uncoated free sheet, tablet and offset. Using 20 pound white uncoated free sheet as a proxy for the paper market, published prices during the last two fiscal years have continued to show variability. Prices rose over 20% from the spring of 1997 to November 1997, then fell more than 15% by the end of fiscal 1998. After remaining steady for the first half of fiscal 1999, the published prices have increased by 16% from January 1, 1999 to July 31, 1999.

     The Company continues to reduce its exposure to volatility in the paper market. The continual product mix shift toward high color marketing and promotional printing as well as growth in digital print and market-to-one programs further mitigate the overall impact of paper on operating margins.

     In the second quarter of the current fiscal year the Company divested its contract stationer business, which had annual revenues of approximately $40 million, because it did not fit with the long-term strategic objectives of the Company. In conjunction with the sale of this business to Boise Cascade Office Products ("BCOP"), the Company expanded its alliance with BCOP in order to better serve the needs of our contract customers. As the margins on this type of product are generally lower, exiting this business had the impact of increasing operating margins in the Forms and Labels segment.

     Label and related products continued to show solid growth with a sales increase of 15% for the fiscal year, and unit growth of approximately 17%. The Company plans to continue pursuing acquisitions in this growth area.

     Traditionally, the majority of the sales in the Print Management segment are made on an order-by-order basis, although the Company is creating a new service model for large corporations that is expected to continue to increase contract business in this segment. Selling prices, therefore, reflect market conditions for paper more immediately than in the Forms and Labels segment. The impact of lower paper prices reduced sales by about 4% for the fiscal year; however, this was more than offset by unit growth and acquisitions. Sales declined slightly in the Direct Response portion of this segment as the Company is repositioning itself by reducing its emphasis on the mass mailer market and refocusing its variable imaging technology to meet the needs of our large customers' marketing organizations. The benefits of this repositioning are already being recognized as the Direct Response group showed favorable year-over-year comparisons in the fourth quarter.

     The number of new W.I.N. and Select Services customers was 77 for fiscal 1999, representing a 20% increase from the end of fiscal 1998. The 467 customers using these systems at year-end collectively represented 38.7% of fiscal 1999 consolidated net sales. Approximately 80% of these sales were in Forms and Labels, with the balance in Print Management. The divestiture of the contract stationers business slowed the growth in volume of W.I.N. and

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Select Services sales in the Forms and Labels segment. High color marketing and promotional printing sales to W.I.N. and Select Services customers in fiscal 1999 more than doubled the fiscal 1998 volume, which accounted for the rapid growth in the Print Management segment.

     Net income for the year increased by $1.9 million or 2.5%. The after-tax ratio for fiscal 1999 was 5.0%. For the last five years, net income has grown at an average compound rate of 9.7%. The breakdown of operating income for fiscal 1999 within our two business segments was as follows:

     BUSINESS SEGMENT     OPERATING INCOME %       % OPERATING INCOME
                                    TO SALES                 INCREASE
     =================================================================
     Forms and Labels           14.2%                      9.5%
     -----------------------------------------------------------------
     Print Management            6.2%                      3.8%
     =================================================================

     Operating income decreased from 10.7% of sales in fiscal 1998 to 10.2% in fiscal 1999. The most significant reason for the drop in operating income as a percent to sales is the anticipated shift in product mix between the segments. The Print Management segment includes a full year of the Graphic results in fiscal 1999 versus only three quarters last year.

     Cost of goods sold as a percent to sales for fiscal 1999 was 68.7% versus 67.5% in fiscal 1998. Print Management currently has higher cost of goods sold as a percent to sales than the Forms and Labels segment. That fact, coupled with the extra quarter of operating results for Graphic and the faster growth in the Print Management segment, was the most significant factor for the increase. The Company views margin expansion in the Print Management segment as a significant opportunity, as contract business for high color marketing and promotional printing accelerates. The LIFO impact year over year was comparable.

     Selling and administrative expenses as a percent to sales were 16.2% in fiscal 1999 and 16.8% in fiscal 1998. We had anticipated these expenses as a percent to sales would decrease this fiscal year as the Company leverages its national sales force, systems and shared services across a broader sales base. Selling and administrative expense as a percent to sales has been lower each quarter in the fiscal year than the previous comparable quarter.

     Year 2000 related software expenses were $2.0 million in fiscal 1999 and $2.7 million in fiscal 1998. Any additional expenses in fiscal 2000 are expected to be minimal. The Company does not anticipate that the cost of remediation will have a material effect on its financial condition.

     The Company's effort to address Year 2000 compliance issues included (i) evaluating internal computing infrastructure, business applications and production systems for Year 2000 compliance, and (ii) replacing or remediating systems and applications as necessary to assure such compliance. The Company's efforts in these respects are substantially complete. The Company has completed an inventory of all potentially affected software, firmware and hardware (including embedded chips) material to its operations. The Company has remediated the problem by modifying its software and in certain cases, purchasing new software, firmware and hardware.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

     The Company has completed Phases 1 and 2 of its Year 2000 project. In Phase 1, the Company assessed and remediated all material date and logic errors in applications and databases running on its internal mainframe, AS400 and UNIX systems. Phase 1 culminated with a successful two-week, on-site test by one of our largest customers: a major financial institution. During testing, the Company simulated operations on 20 dates ranging from September 9, 1999 to January 3, 2001 without any material interruption.

     In Phase 2, the Company certified the compliance of all mission critical manufacturing and operational equipment (e.g. printing presses, conveyors, and heating and cooling systems).

     As part of the final phase of the Year 2000 project, the Company implemented internal administration systems which have been tested by the Company or that have been certified by the outside provider as being Year 2000 compliant. Implementation was completed as of July 31, 1999.

     In addition, the Company has focused on an initiative to upgrade and standardize the information technology of its newly acquired high color marketing and promotional printing facilities, which had the incidental effect of addressing certain Year 2000 compliance issues.

     Based on communications with vendors and, where deemed appropriate, internal testing, the Company believes that substantially all of its equipment used in its printing operations, including its pre-press and press equipment and its equipment used to finish and deliver its products, will not be materially affected by a Year 2000 related failure.

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

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

     The Company will evaluate future acquisition candidates for Year 2000 compliance prior to acquisition, where feasible, and will conduct appropriate assessment, remediation, testing and contingency planning following completion of any such acquisition.

     The provision for depreciation and amortization was 4.9% to sales in fiscal 1999 and 5.0% in fiscal 1998. The current year's total includes $7.9 million of goodwill amortization, and $5.4 million in software amortization. We are projecting a range of $85 to $90 million in depreciation and amortization for fiscal 2000.

     Interest expense for fiscal 1999 increased by $7.5 million due primarily to having four full quarters of interest expense related to the Graphic acquisition. Also, interest rates are higher due to fixing $200 million of debt in long-term notes.

     The effective income tax rate for fiscal 1999 was 40.0% versus 39.9% in fiscal 1998. We are projecting an effective rate for fiscal 2000 of around 40.0%.

FISCAL 1998 VERSUS FISCAL 1997

Fiscal 1998 was a year of significant change for Wallace. Sales surpassed $1 billion for the first time, ending the year at $1.4 billion. Of this total, 28.4% came from acquisitions made from June 1997 to July 1998. The acquisitions also changed the Company's capital structure. Total debt to debt plus equity increased to 46.0% at July 31, 1998 from 10.9% at July 31, 1997. Our product mix also changed during fiscal 1998, with the addition of twenty commercial printing facilities. The breakdown of net sales for fiscal 1998 within our two business segments was as follows:

     BUSINESS SEGMENT    % OF TOTAL REVENUE       % REVENUE INCREASE
     ================================================================
     Forms and Labels         55.6%                      8.7%
     ----------------------------------------------------------------
     Print Management         44.4%                    183.0%
     ================================================================

     For fiscal 1998, sales were up 49.6% over fiscal 1997. Excluding acquisitions, sales would have been up 7.2%. We estimate unit growth for fiscal 1998 for the Forms and Labels segment was in line with its sales dollar increase. The majority of the revenue increase for the Print Management segment came from acquisitions.

     Paper price changes have a material effect on the Company's reported sales dollars and operating results. For the 52% of the Forms and Labels segment that is sold under contract, there is usually a 60 to 90 day lag between the time of a paper price change and its effect on net sales. In fiscal 1998, paper prices had started to fall before all of the increases from the first half of the fiscal year had been passed on to contract customers. Unlike prior periods, the Company was not able to pass on the full effect of the paper price increase from the first half of the year. In addition, competitive pressures kept selling prices for non-contract business and for certain contract renewals at or below fiscal 1997 levels.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

     Forms and Labels have also been effected by changes in technology. Sales of the higher margin mailer products have decreased between years by more than 20%, replaced by growing, but lower margin, cut sheet products.

     Most sales in the Print Management segment are currently made on an order-by-order basis. Selling prices will, therefore, reflect market conditions for paper sooner than in the Forms and Labels segment.

     The number of new W.I.N. and Select Services customers was 76 for fiscal 1998, representing a 24% increase from the end of fiscal 1997. These 390 customers collectively represented 37.8% of fiscal 1998 consolidated net sales.

     Net income for fiscal 1998 decreased $7.1 million, or 8.7%. As expected, the Graphic acquisition was break-even for the nine months ended July 31, 1998 after deducting goodwill amortization and acquisition-related interest expense. The after-tax ratio for fiscal 1998 was 5.5%. Without acquisitions, the after-tax ratio would have been 7.7%.

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

     Operating income for fiscal 1998 was up 7.1%. Without the acquisitions, operating income would have been down 9.6% from fiscal 1997.

     Interest expense for fiscal 1998 increased by $20.8 million due primarily to the acquisitions. Interest income of $2.1 million was earned in the first part of the year.

     The effective income tax rate for fiscal 1998 was 39.9% versus 39.5% in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES
In fiscal 1999, total debt decreased $25.7 million to $440.2 million. During the year, the Company issued $200 million of Senior Notes with $65 million maturing in 7 years, and $135 million maturing in 10 years. The proceeds were used to pay down variable rate debt. The ratio of total debt to debt plus equity at July 31, 1999 was 43.0% versus 46.0% at the end of fiscal 1998.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

     Working capital increased $19.6 million to $256.5 million as of July 31, 1999. While improvements were made in inventories, payables, short-term debt and cash, accounts receivable expanded by $31.8 million. Increased sales volume in the fourth quarter accounted for $14.7 million of the accounts receivable growth with the balance being attributable to an increase in days sales outstanding. Inventory levels have been reduced as management has focused on more timely management of inventories. The current ratio at July 31, 1999 was 2.3.

     Capital expenditures for the year were $50.3 million. There were no major construction projects in process at fiscal year-end. In addition to the capital expenditures, the Company continues to invest in its information technology infrastructure. Information systems expenditures of $18.5 million have been capitalized in fiscal 1999. The Company is in the midst of its most aggressive systems initiatives to date. These efforts are approaching the final stages and are expected to be fully implemented around the end of fiscal year 2000.

     Over the last five years, capital expenditures have totalled $260.2 million. Of these expenditures, $8.5 million were financed by industrial revenue bonds, with the balance being funded through internally generated funds. Over the past five years, the Company has also spent $58.7 million for software development. For fiscal year 2000, we are estimating capital expenditures of approximately $60 million and capitalized software expenditures of approximately $20 million.

     During fiscal 1999, the Company purchased $30.0 million of its common stock in open market transactions at an average price of $18.12.

     Of the outstanding debt as of July 31, 1999, $200 million has been borrowed under a five-year credit agreement ("Credit Facility"), which provides for a maximum aggregate principal amount available to be borrowed of $500 million. On January 15, 1999, the Company offered $200 million of Senior Notes, and at that time, settled on the treasury rate lock agreement related to the issuance of the Senior Notes. The proceeds of the note issue were used to pay down borrowings under the Credit Facility. The borrowings under the Credit Facility are classified as long-term debt since the Company has the intent and ability to carry that debt long-term.

     In addition to the Credit Facility, the Company has unsecured money market lines of $125 million, under which $21.0 million was borrowed at July 31, 1999. The $21.0 million from the unsecured money market lines is classified as short-term debt. The maximum amount as authorized by the Board of Directors for total borrowings is currently limited to $600 million.

     In the third quarter of fiscal 1998, the Company filed a shelf registration to issue up to $300 million of unsecured debt and equity securities. The $200 million in Senior Notes issued this fiscal year reduced the amount available under the shelf registration to $100 million. The Company has received a BBB+ rating from Standard & Poor's and a Baa2 rating from Moody's for both the $300 million universal shelf registration and the $500 million revolving credit facility.

     The Company is exposed to market risk from changes in interest rates. That risk has been reduced by the issuance of the fixed rate long-term Senior Notes. As of July 31, 1999, 46.4% of total debt is fixed rate debt. To mitigate interest rate risk that may occur in the fourth calendar quarter due to Year 2000 concerns in the financial markets, the Company, in the first quarter of fiscal year 2000, extended $120 million of its Credit Facility until May 26, 2000 at a fixed rate of 6.11%.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

     The Company believes that it has adequate financing and cash flows to make acquisitions, repurchase stock, pay dividends, make capital expenditures and pay down debt during fiscal 2000. We plan to maintain or improve our investment grade ratings. Over the next few years, our strong cash flows should reduce our leverage from the current 43% level to our targeted range of 30% to 35%.

COMMON STOCK
Dividends were raised for the 27th consecutive year in September 1998 to $0.64 per share, an increase of 3.2%.

     During fiscal 1999, 605,430 shares of common stock were issued in connection with the Company's Employee Stock Purchase Plan and the 1989 and 1997 Stock Option Plans. Also during the year, accrued deferred bonus amounts were converted into 198,241 shares of common stock and placed into a grantor trust for the benefit of certain executives. While these shares are accounted for as treasury stock, they are considered outstanding and incorporated in the computation of both basic and diluted earnings per share. The balance of $3.9 million of deferred compensation in the equity section of the balance sheet represents the total fixed liability that the 198,241 shares satisfies.

     The Company also repurchased 1,655,500 shares during the year under the $100 million share repurchase program approved by the Board of Directors in May 1997. Those repurchases bring the total purchases made under this program to $49.9 million. These treasury shares will be used for future acquisitions or for employee benefit plans.

RISK FACTORS

The following factors should be considered carefully in evaluating an investment in debt or equity securities of the Company.

GROWTH THROUGH ACQUISITIONS: The Company's business strategy includes growth through the acquisition of businesses complementary to the Company's business. The Company has made a number of acquisitions in the past and believes that it has been successful, and will be successful, in integrating the acquired assets and businesses into the Company's operations. There can be no assurance, however, that any acquired assets or business will be successfully integrated into the Company's operations. While the Company evaluates acquisition opportunities on an ongoing basis, it has no current commitments or agreements with respect to any material acquisitions.

COST AND AVAILABILITY OF PAPER: The cost of paper represents a significant portion of the Company's cost of materials. Increases in paper costs could have a material adverse effect on the Company's results of operations and financial condition. The Company attempts to maintain gross profit margins when paper prices increase by passing paper price increases onto its customers. There can be no assurance, however, that the Company will be able to pass on increases in the cost of paper in the future. The Company's failure to pay on paper price increases in the future could have a material adverse effect on the Company's gross profits. Due to the significance of paper in the manufacture of most of the Company's products, the Company is dependent upon the availability of paper. During periods of tight paper supply, many paper producers allocate shipments of paper based on the historical purchase levels of customers. As a result of the Company's large volume paper purchases from several paper producers, the Company generally has not experienced difficulty in obtaining adequate quantities of paper, although occasionally the Company has experienced minor delays in delivery. Although management believes that the Company's large volume paper purchases and strong relationships with vendors will continue to enable the Company to receive adequate supplies of paper in the future, there can be no assurance in this regard.

COMPETITION: The markets for the Company's products are highly competitive and relatively fragmented, with a large number of competitors. Some of the Company's competitors are larger than the Company and have greater financial, marketing and technical resources. The Company has invested significant resources in computer technology and distribution facilities in an attempt to differentiate itself from certain of its competitors. There can be no assurance that competitors will not take actions, including developing new technologies, products and services, which could adversely affect the Company's sales and operating results.

DEPENDENCE ON KEY PERSONNEL: The Company's performance depends in large part on the continued service of its key sales and management personnel and on its ability to continue to attract, retain and motivate highly qualified personnel. Competition for such personnel is intense, and the process of locating key personnel with the combination of skills and attributes required to execute the Company's strategy is often lengthy. There can be no assurance that the Company will be able to attract or retain such personnel in the future, and the inability to do so could have a material adverse effect upon the Company's business, operating results or financial condition.

EFFECTIVE SUBORDINATION: The Company operates a portion of its business through subsidiaries, including substantially all of its commercial printing operations. The Company and its subsidiaries may incur additional indebtedness in the future, subject to certain limitations contained in the Company's Indenture and the Credit Agreement and certain of such indebtedness may be secured. Any right of the Company to participate in any distribution of the assets of its subsidiaries upon the liquidation, reorganization or insolvency of any such subsidiary (and the consequent right of the holders of the Notes to participate in the distribution of those assets) will be subject to the prior claims of the respective subsidiary's creditors. As a result of the foregoing, holders of the Notes may recover less ratably than other creditors of the Company's subsidiaries in the event of any liquidation, reorganization or insolvency of the Company.

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

          None

Item 8    Financial Statements and Supplementary Data

          The financial information required by Item 8 is contained in Item 14 of Part IV (page 27) of this report.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

                                    Part III

Item 10   Directors and Executive Officers of the Registrant

The biography of Richard F. Doyle is listed below:

     NAME AND AGE           PRINCIPAL OCCUPATION FOR PAST FIVE        DIRECTOR SINCE            COMMITTEE MEMBERSHIP
     ------------           ----------------------------------        --------------            --------------------
                                            YEARS
                                            -----
Richard F. Doyle (71)       Retired Senior Vice                       October 26, 1971              Audit (Chairman)
                            President-Finance &
                            Administration of Texas Oil & Gas
                            Corp., a developer of oil and gas
                            interests.


     Information concerning continuing directors and director nominees of the Company and their respective terms is contained in the Company's definitive Proxy Statement dated November 3, 1999, on pages 2-5, and is incorporated herein by reference.

     Information concerning Section 16 (a) Beneficial Ownership Reporting Compliance is contained on pages 21-22 of the Company's definitive Proxy Statement dated November 3, 1999, and is incorporated herein by reference.


Executive Officers of the Company

(a) Names, ages and positions of the executive officers:

 Name                           Age           Position
 ----                           ---           --------
 Michael A. Anderson            37            Vice President - Direct Response Group

 Thomas G. Brooker              41            Vice President - Corporate Sales

 Steven L. Carson               36            Secretary, Vice President - General Counsel

 Robert J. Cronin               54            Chairman of the Board and Chief Executive
                                              Officer

 Michael O. Duffield            47            President and Chief Operating Officer

 Douglas W. Fitzgerald          45            Vice President - Marketing

 Gary K. Haman                  41            Assistant Treasurer

Name                          Age           Position
----                          ---           --------
Robert J. Kelderhouse         44            Assistant Secretary, Vice President - Treasurer

Michael T. Leatherman         46            Executive Vice President, Chief Financial
                                            Officer, and Chief Administrative Officer

Marc A. Loomer                49            Vice President - Business Forms Manufacturing

William J. Montanez           47            Assistant Treasurer

Wayne E. Richter              43            Senior Vice President - Forms and Labels Segment


All officers are elected at the Annual Meeting of the Board of Directors, which is held immediately after the Annual Meeting of Stockholders.

(b)  Business Experience of the Executive Officers:

     Mr. Anderson has been with the Company since 1985. He was elected Vice President - General Manager - Direct Response Group in 1998. Mr. Anderson was previously Vice President - General Manager - Commercial Printing from 1997 to 1998, Vice President - General Manager - Tops from 1995 to 1997, and Director of Distribution from 1992 to 1995.

     Mr. Brooker has been with the Company since 1981. He was elected Vice President - Corporate Sales in 1998. Mr. Brooker was previously Vice President - General Manager - Office Products from 1995 to 1998, Vice President - General Manager - Tops Division from 1993 to 1995, and Vice President - Sales - Tops Division from 1992 to 1993.

     Mr. Carson has been with the Company since 1995 as General Counsel. He was elected Secretary, Vice President - General Counsel in 1999. Mr. Carson was previously Assistant Secretary from 1997 to 1999. Mr. Carson was previously an attorney with Chapman and Cutler, and Katten, Muchin & Zavis.

     Mr. Cronin has been with the Company since 1967. He was elected Chairman of the Board in 1998 and elected Chief Executive Officer in 1993. Mr. Cronin was previously President from 1993 to 1998, and Chief Operating Officer in 1992. Mr. Cronin has been a director of the Company since 1992.

     Mr. Duffield has been with the Company since 1974. He was elected President and Chief Operating Officer in 1998. Mr. Duffield was previously Senior Vice President - Operations from 1992 to 1998.

     Mr. Fitzgerald has been with the Company since 1976. He was elected Vice President - Marketing in 1996. Mr. Fitzgerald was previously Director of Marketing from 1989 to 1996.

     Mr. Haman has been with the Company since 1998 as Assistant Treasurer. Mr. Haman was previously employed by Eagle Industries, Inc. as Director of Treasury Operations from 1993 to 1998.

     Mr. Kelderhouse joined the Company in 1999 as Assistant Secretary, Vice President - Treasurer. Mr. Kelderhouse was previously employed by Heller International Corporation as Senior Vice President, Finance and Capital Markets, Sales Finance Group from 1997 to 1999, and Senior Vice President, Finance and Capital Markets, Vendor Finance Division from 1994 to 1997.

     Mr. Leatherman has been with the Company since 1990. He was elected Chief Financial Officer in 1999 and elected Executive Vice President and Chief Administrative Officer in 1998. Mr. Leatherman was previously Senior Vice President - Integrated Graphics and President of Graphic Industries from 1997 to 1998, Senior Vice President / Chief Information Officer from 1995 to 1997 and Senior Vice President - Management Information Services from 1990 to 1995.

     Mr. Loomer has been with the Company since 1996 as Vice President. Mr. Loomer was elected Vice President - Business Forms Manufacturing in 1997. He was previously employed with Duplex Products, Inc. as Vice President of Operations from 1994 to 1996 and Vice President of Continuous Improvement from 1992 to 1994.

     Mr. Montanez has been with the Company since 1992. He was elected Assistant Treasurer in 1996. Mr. Montanez was previously Director / Manager of Benefits and Risk Management from 1992 to 1996.

     Mr. Richter has been with the Company since 1979. He was elected Senior Vice President - Forms and Labels Segment in 1998. Mr. Richter was previously Vice President - General Manager - Label Division from 1992 to 1998.

     There are no family relationships between these executives.

Item 11   Executive Compensation

     Information concerning management remuneration and transactions, and compensation of directors for the year ended July 31, 1999 is contained in the Company's definitive Proxy Statement dated November 3, 1999, on pages 4-18, and is incorporated herein by reference.

Item 12   Security Ownership of Certain Beneficial Owners and Management

     Information concerning the beneficial ownership of the Company's common stock is contained in the Company's definitive Proxy Statement dated November 3, 1999, on pages 21-22, and is incorporated herein by reference.

Item 13   Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is contained in the Company's definitive Proxy Statement dated November 3, 1999, and is incorporated herein by reference.

Wallace Computer Services, Inc.                         Fiscal 1999 10-K

                                     Part IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) The following consolidated financial statements and schedules of the Company are set forth on the following pages of this report.

                                                                                 Page
                                                                                 Number
                                                                                 ------
          Consolidated Statements of Income for the years ended
          July 31, 1999, 1998, and 1997                                          29

          Consolidated Statements of Stockholders' Equity for the years ended
          July 31, 1999, 1998, and 1997                                          30 - 31

          Consolidated Balance Sheets as of July 31, 1999 and 1998               32

          Consolidated Statements of Cash Flows for the years ended
          July 31, 1999, 1998, and 1997                                          33

          Notes to Consolidated Financial Statements                             34 - 47

          Report of Independent Public Accountants                               48

          Quarterly Financial Data for the years ended July 31, 1999 and 1998    49

          Schedule - II, Valuation and Qualifying Accounts                       50


          Schedules Omitted

          All other schedules have been omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.


          (b) Reports on Form 8-K
              No reports on Form 8-K have been filed by the Company during the quarter ended July 31, 1999.


          (c) Exhibit Index
              The exhibits as shown in "Index of Exhibits" (pages 51 - 55) are filed as part of this report.

Wallace Computer Services, Inc.                                Fiscal 1999 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 1999.

                                    Wallace Computer Services, Inc.


                                    By /s/ Michael T. Leatherman
                                       -------------------------------------
                                       Michael T. Leatherman
                                       Executive Vice President, Chief Financial
                                       Officer, and Chief Administrative Officer
                                       (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities indicated, on October 28, 1999.



  /s/ Robert J. Cronin                     /s/ Andrew J. McKenna, Jr.

-----------------------------              --------------------------
  Robert J. Cronin                         Andrew J. McKenna, Jr.
  Chairman of the Board, and               Director
  Chief Executive Officer


  /s/ Richard F. Doyle                     /s/ John C. Pope

-----------------------------              --------------------------
  Richard F. Doyle                         John C. Pope
  Director                                 Director


  /s/ William N. Lane, III                 /s/ Neele E. Stearns, Jr.

-----------------------------              --------------------------
  William N. Lane, III                     Neele E. Stearns, Jr.
  Director                                 Director


  /s/ Bettye Martin Musham

--------------------------
  Bettye Martin Musham
  Director

Item 14 (a) Consolidated Financial Statements and Schedules

CONSOLIDATED STATEMENTS OF INCOME
WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FOR THE YEARS ENDED JULY 31, 1999, 1998 and 1997                     1999           1998           1997
=========================================================================================================
Net sales                                                      $ 1,530,523       $ 1,356,052   $  906,290
---------------------------------------------------------------------------------------------------------
Cost and expenses:
  Cost of goods sold                                             1,051,917           915,927      556,073
  Selling and administrative expenses                              247,227           227,898      165,918
  Provision for depreciation and amortization                       75,431            67,479       49,205
---------------------------------------------------------------------------------------------------------
    Total costs and expenses                                     1,374,575         1,211,304      771,196
-------------------------------------------------------------------------- ------------------------------
Operating income                                                   155,948           144,748      135,094
  Interest income                                                   (1,842)           (2,108)      (1,876)
  Interest expense, net of capitalized interest                     31,009            23,466        2,619
---------------------------------------------------------------------------------------------------------
Income before income taxes                                         126,781           123,390      134,351
---------------------------------------------------------------------------------------------------------
Provision for income taxes: (Note 7)
  Current:
    Federal                                                         35,383            38,267       42,825
    State                                                            7,081             7,826        8,210
  Deferred                                                           8,248             3,089        2,034
---------------------------------------------------------------------------------------------------------
      Total income taxes                                            50,712            49,182       53,069
---------------------------------------------------------------------------------------------------------
Net income                                                     $    76,069       $    74,208   $   81,282
---------------------------------------------------------------------------------------------------------
Net income per share: (Note 11)
  Basic                                                        $      1.80       $      1.72   $     1.88
  Diluted                                                      $      1.80       $      1.71   $     1.86
=========================================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES

                                                    SHARES OF COMMON STOCK                     COMMON
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                     PREFERRED          STOCK         ADDITIONAL
FOR THE YEARS ENDED JULY 31, 1999, 1998 and 1997     ISSUED    IN TREASURY       STOCK      PAR VALUE            CAPITAL
==========================================================================================================================
Balance, July 31, 1996                               45,764        (177)       $       -    $     45,764          $ 32,616
==========================================================================================================================
 Net income                                               -           -                -               -                 -
 Cash dividends ($.56 per share)                          -           -                -               -                 -
 Sale of stock under employee
      stock purchase plan (Note 5)                        -         324                -               -              (337)
 Stock options exercised net of shares
      exchanged in lieu of cash (Note 5)                  -         230                -               -            (1,165)
 Stock transferred to profit sharing and
      retirement fund                                     -         217                -               -             1,502
 Tax benefit from early disposition by employees
      of stock issued under stock option plans
      and exercise of non-qualified stock options        -           -                 -               -             1,869
 Amortization of difference between market price
      and option price for 1997 option plan (Note 5)     -           -                 -               -               254
 Treasury stock purchased                                -       (3,288)               -               -                 -
 Unrealized security gain  (Note 10)                     -           -                 -                     -           -
==========================================================================================================================
Balance, July 31, 1997                               45,764      (2,694)               -          45,764            34,739
==========================================================================================================================
 Net income                                               -           -                -               -                 -
 Cash dividends ($.62 per share)                          -           -                -               -                 -
 Sale of stock under employee
      stock purchase plan (Note 5)                        -         457                -               -            (2,185)
 Stock options exercised net of shares
      exchanged in lieu of cash (Note 5)                  -         107                -               -              (247)
 Stock transferred to profit sharing and
      retirement fund                                     -         206                -               -             2,432
 Tax benefit from early disposition by employees
      of stock issued under stock option plans
      and exercise of non-qualified stock options         -           -                -               -             1,219
 Amortization of difference between market price
      and option price for 1997 option plan (Note 5)      -           -                -               -               432
 Treasury stock purchased                                 -        (572)               -               -                 -
 Unrealized security gain  (Note 10)                      -           -                -               -                 -
==========================================================================================================================
Balance, July 31, 1998                               45,764      (2,496)               -          45,764            36,390
==========================================================================================================================
 Net income                                               -           -                -               -                 -
 Cash dividends ($.64 per share)                          -           -                -               -                 -
 Sale of stock under employee
      stock purchase plan (Note 5)                        -         553                -               -                 -
 Stock options exercised net of shares
      exchanged in lieu of cash (Note 5)                  -          53                -               -                 -
 Deferred compensation liability of shares held
      in grantor trust (Note 5)                           -           -                -               -                 -
 Tax benefit from early disposition by employees
      of stock issued under stock option plans
      and exercise of non-qualified stock options         -           -                -               -               721
 Amortization of difference between market price
      and option price for 1997 option plan (Note 5)      -           -                -               -               417
 Treasury stock purchased                                 -      (1,656)               -               -                 -
==========================================================================================================================
Balance, July 31, 1999                               45,764      (3,546)       $       -    $     45,764          $ 37,528
==========================================================================================================================

The accompanying notes are an integral part of these statements.

WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES


                                                                                       UNREALIZED                COST OF
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               DEFERRED        RETAINED         SECURITY                TREASURY
FOR THE YEARS ENDED JULY 31, 1999, 1998 and 1997   COMPENSATION        EARNINGS        GAIN/(LOSS)                 STOCK
========================================================================================================================
Balance, July 31, 1996                                $      -       $   437,459        $    (220)            $   (5,176)
========================================================================================================================
Net income                                                   -            81,282                -                      -
Cash dividends ($.56 per share)                              -           (23,993)               -                      -
Sale of stock under employee
      stock purchase plan (Note 5)                           -              (291)               -                  8,939
Stock options exercised net of shares
      exchanged in lieu of cash (Note 5)                     -            (2,738)               -                  6,572
Stock transferred to profit sharing and
      retirement fund                                        -                 -                -                  5,998
Tax benefit from early disposition by employees
      of stock issued under stock option plans
      and exercise of non-qualified stock options            -                 -                -                      -
Amortization of difference between market price
      and option price for 1997 option plan (Note 5)         -                 -                -                      -
Treasury stock purchased                                     -                 -                -                (95,272)
Unrealized security gain  (Note 10)                          -                 -              125                      -
========================================================================================================================
Balance, July 31, 1997                                       -           491,719              (95)               (78,939)
========================================================================================================================
Net income                                                   -            74,208                -                      -
Cash dividends ($.62 per share)                              -           (26,823)               -                      -
Sale of stock under employee
      stock purchase plan (Note 5)                           -              (326)               -                 12,641
Stock options exercised net of shares
      exchanged in lieu of cash (Note 5)                     -            (1,027)               -                  2,891
Stock transferred to profit sharing and
      retirement fund                                        -                 -                -                  5,567
Tax benefit from early disposition by employees
      of stock issued under stock option plans
      and exercise of non-qualified stock options            -                 -                -                      -
Amortization of difference between market price
      and option price for 1997 option plan (Note 5)         -                 -                -                      -
Treasury stock purchased                                     -                 -                -                (14,592)
Unrealized security gain  (Note 10)                          -                 -               95                      -
========================================================================================================================
Balance, July 31, 1998                                       -           537,751                -                (72,432)
========================================================================================================================
Net income                                                   -            76,069                -                      -
Cash dividends ($.64 per share)                              -           (26,904)               -                      -
Sale of stock under employee
      stock purchase plan (Note 5)                           -            (4,477)               -                 15,910
Stock options exercised net of shares
      exchanged in lieu of cash (Note 5)                     -            (1,047)               -                  1,525
Deferred compensation liability of shares held
      in grantor trust (Note 5)                          3,883                 -                -                      -
Tax benefit from early disposition by employees
      of stock issued under stock option plans
      and exercise of non-qualified stock options            -                 -                -                      -
Amortization of difference between market price
      and option price for 1997 option plan (Note 5)         -                 -                -                      -
Treasury stock purchased                                     -                 -                -                (30,003)
========================================================================================================================
Balance, July 31, 1999                                $  3,883       $   581,392        $       -         $      (85,000)
========================================================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS) JULY 31, 1999 and 1998              1999           1998
============================================================================================================
Assets
Current Assets:
   Cash and cash equivalents                                                    $     8,033      $     3,501
   Accounts receivable, less allowance for doubtful accounts
        of $5,582 in 1999 and $5,195 in 1998                                        292,095          260,324
   Inventories (Note 3)                                                             107,540          120,196
   Prepaid taxes                                                                     37,422           34,818
   Advances and prepaid expenses                                                      3,284            7,920
------------------------------------------------------------------------------------------------------------
        Total current assets                                                        448,374          426,759
------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost:
   Land and buildings                                                               177,983          182,399
   Machinery, equipment, furniture and fixtures                                     663,507          623,343
   Leasehold improvements                                                             5,408            1,846
------------------------------------------------------------------------------------------------------------
   Total property, plant and equipment                                              846,898          807,588
   Less: reserves for depreciation and amortization                                (409,891)        (353,181)
------------------------------------------------------------------------------------------------------------
        Net property, plant and equipment                                           437,007          454,407
Intangible assets arising from acquisitions                                         306,117          290,568
Cash surrender value of life insurance                                               58,796           48,064
System development costs                                                             43,337           31,887
Other assets                                                                          4,028            5,778
------------------------------------------------------------------------------------------------------------
                   Total Assets                                                 $ 1,297,659      $ 1,257,463
============================================================================================================
Liabilities and Stockholders' Equity
Current Liabilities:
   Current maturities of long-term debt                                         $     2,290      $     1,934
   Short-term notes payable                                                          21,222           35,718
   Accounts payable                                                                  85,577           77,057
   Dividends payable                                                                  6,808            6,707
   Accrued compensation and related expenses                                         42,675           37,891
   Other accrued expenses                                                            17,720           14,822
   Contribution to profit sharing and retirement fund (Note 9)                       15,573           15,773
------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                   191,865          189,902
------------------------------------------------------------------------------------------------------------
Deferred compensation and retirement benefits (Note 8)                               31,992           30,552
Deferred income taxes (Note 7)                                                       64,438           51,971
Long-term debt (Note 4)                                                             416,653          428,224
Other long-term liabilities                                                           9,144            9,341
Stockholders' equity:
   Preferred stock, $50 par value, authorized 500,000 shares                              -                -
   Common stock, $1.00 par value, authorized 100,000,000 shares                      45,764           45,764
   Additional capital                                                                37,528           36,390
   Deferred Compensation (Note 5)                                                     3,883                -
   Retained earnings                                                                581,392          537,751
   Treasury stock                                                                   (85,000)         (72,432)
------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                  583,567          547,473
------------------------------------------------------------------------------------------------------------
                   Total Liabilities and Stockholders' Equity                   $ 1,297,659      $ 1,257,463
============================================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)
FOR THE YEARS ENDED JULY 31, 1999, 1998 AND 1997                   1999                 1998             1997
================================================================================================================
Cash flows from operating activities:
    Net income                                                   $  76,069           $  74,208         $  81,282
    Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation and amortization                               75,431              67,479            49,205
        Deferred taxes                                              12,467               1,053               409
        (Gain) loss on disposal of property                           (770)                676               (21)
    Changes in assets and liabilities, net of effect
        of acquisitions and divestitures:
        Accounts receivable                                        (34,720)              1,808           (11,433)
        Inventories                                                 11,808              (3,996)           (9,276)
        Prepaid taxes                                               (2,222)            (18,084)           (1,218)
        Advances and prepaid expenses                                3,501              11,841             1,459
        Other assets                                               (34,169)            (22,220)          (15,588)
        Accounts payable and other liabilities                      19,913             (10,085)            1,009
        Deferred compensation and retirement benefits                1,440               1,723             4,079
        Realized security loss                                           -                   -               106
----------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                      128,748             104,403           100,013
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures                                           (50,311)            (59,632)          (39,225)
    Purchases of short-term investments                                  -                   -           (14,000)
    Proceeds from sales of short-term investments                        -               1,866            51,420
    Proceeds from disposal of property                              10,254               7,400               313
    Net construction funds held by trustee                           1,280                   -             1,044
    Other capital investments, including acquisitions/divestitures (14,803)           (451,139)          (40,981)
----------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                          (53,580)           (501,505)          (41,429)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Cash dividends paid                                            (26,802)            (26,146)          (22,864)
    Amounts paid on long-term debt                                 (76,461)            (18,326)                -
    Net (retirements of)/proceeds from issuance of short-term debt (14,496)              7,218            28,500
    Proceeds from issuance of long-term debt                        64,075             416,884             1,000
    Proceeds from issuance of common stock                          13,051              21,397            20,602
    Purchase of treasury stock                                     (30,003)            (14,592)          (95,272)
----------------------------------------------------------------------------------------------------------------
    Net cash (used in)/provided by financing activities            (70,636)            386,435           (68,034)
----------------------------------------------------------------------------------------------------------------
Net changes in cash and cash equivalents                             4,532             (10,667)           (9,450)
Cash and cash equivalents at beginning of year                       3,501              14,168            23,618
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                         $   8,033           $   3,501         $  14,168
================================================================================================================
Supplemental disclosure:
    Interest paid (net of interest capitalized)                  $  21,177           $  21,887         $     917
    Income taxes paid                                               36,342              60,782            51,712
================================================================================================================

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
PRINCIPLES OF CONSOLIDATION: The accompanying financial statements include the accounts of the Company and its subsidiaries, which are wholly-owned. All significant intercompany transactions have been eliminated.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the 1999 presentation.

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

CAPITALIZED INTEREST COSTS: Interest costs are capitalized based upon the cost of capital projects in progress during the year. Interest costs capitalized for the last three years were:

(IN THOUSANDS)           INTEREST EXPENSE         INTEREST CAPITALIZED
================================================================================
1999                             $ 32,245                    $ 1,236
1998                               24,821                      1,355
1997                                3,940                      1,321
================================================================================

Amortization expense for interest capitalized was $1,035,000 in 1999; $903,000 in 1998; and $912,000 in 1997.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded at historical cost. Depreciation for financial statement purposes is computed using the straight-line method over the estimated useful lives of the various classes of property, plant and equipment.

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

INTANGIBLE ASSETS: The excess of cost over the assigned value of the net tangible assets in connection with all acquisitions is being amortized on a straight-line basis primarily over 40 years. Amortization expense amounted to $7,927,000 in 1999, $5,857,000 in 1998 and $1,205,000 in 1997. The unamortized balance relating to Graphic Industries was $220,360,000 at July 31, 1999 and $221,375,000 at July 31, 1998. The balance relating to all other acquisitions was $85,757,000 at July 31, 1999, and $69,193,000 at July 31, 1998.

SYSTEM DEVELOPMENT COSTS: Computer software that is either purchased or developed internally for use by the Company is amortized over a useful life of one to seven years. Amortization of internal use software was $5,410,000 in fiscal 1999; $4,238,000 in fiscal 1998; and $3,029,000 in fiscal 1997. Certain computer software costs are capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", and are reported at the lower of unamortized cost or net realizable value. This software, marketed under the name Platforms(TM), has been developed to provide customers with electronic forms and was amortized over two to five years. All costs incurred to customize the specific application for a customer are included in cost of goods sold in the period in which revenue is recognized. Revenues and expenses for the Platforms' product are included in the statements of operations. All Platforms' software was completely amortized as of July 31, 1998. Amortization of Platforms' software was $0 in fiscal 1999; $1,210,000 in fiscal 1998; and $2,229,000 in fiscal 1997. The unamortized balance of all capitalized computer software was $43,337,000 in 1999 and $31,887,000 in 1998.

    In fiscal 2000, the Company will adopt Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The statement requires that certain costs, such as preliminary project costs and training, related to internally developed software must be expensed as incurred. Based on current circumstances, the Company does not believe that application of Statement of Position 98-1 will have a material effect on the Company's financial condition or results of operations.

LONG-LIVED ASSETS: In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviews its long-lived assets for impairments when events or changes in circumstances indicate the carrying amount may not be recoverable. As a result of this review, the Company does not believe any impairment write-down is necessary.

INCOME TAXES: The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under that standard, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying statutory tax rates applicable to future years to differences between the financial statement carrying amount and the tax bases of existing assets and liabilities. Investment tax credits are amortized to income over the lives of the applicable assets. The unamortized investment tax credit amounted to $167,000 in 1999 and $195,000 in 1998.

FINANCIAL INSTRUMENTS: The Company had used a treasury rate lock agreement to modify interest rate exposure with the intent to reduce risk. The Company had only limited involvement with derivative financial instruments and does not use them for trading purposes.

    The Company accounts for financial instruments under SFAS No. 80, "Accounting for Futures Contracts". Under this standard, for instruments that properly qualify for hedge accounting, the gain or loss realized on an interest rate hedge is deferred and amortized as a yield adjustment over the life of the related debt issuance. Amortization begins at the time of the debt issuance.

NET INCOME PER SHARE: The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share". Accordingly, basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. Diluted earnings per share amounts are based on the increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options, when such conversion would have the effect of reducing earnings per share. See Note 11 for the computation of earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". The provisions of SFAS No. 130 were adopted in the first quarter of fiscal 1999. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. This statement is intended to report a measure of all changes in shareholders' equity that result from either recognized transactions and other economic events from non-owner sources, excluding capital stock transactions, that impact shareholders' equity. Implementation of this disclosure standard has not affected the Company's financial position, results of operations or the manner in which financial information is currently presented.

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The provisions of SFAS No. 131, which have been adopted by the Company for fiscal 1999, establishes standards for reporting information on operating segments based on a "Management Approach". This approach requires companies to report, by segment, financial and descriptive information that is used by management for making decisions for allocating resources and assessing performance. The adoption did not affect the Companies financial condition or results of operations but did affect the disclosure of segment reporting. See Note 12 for the required disclosure.

    In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits", which standardizes the disclosure requirements for pensions and other postretirement benefits. SFAS No. 132 requires additional information on changes in the benefit obligations and fair values of plan assets to be disclosed. The adoption did not affect the Company's financial condition or results of operations. The Company adopted this statement for fiscal year-end 1999. See
Note 8 for the required disclosure.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard requires that an entity recognize derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. As a result of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", the Company will adopt this standard in the first quarter of fiscal 2001. Based on current circumstances, the Company does not believe that application of SFAS No. 133 will have a material effect on the Company's financial condition or results of operations.

    In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred. The Company will adopt this standard in the first quarter of fiscal 2000. Based on current circumstances, the Company does not believe that application of SOP 98-5 will have a material effect on the Company's financial condition or results of operations.

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



(IN THOUSANDS)
================================================================================
Market value of shares, including options exercised
and convertible debt                                            $    308,306
Assumed debt, net of acquired cash                                   123,449
Transaction costs                                                      6,075
--------------------------------------------------------------------------------
Total purchase price                                            $    437,830
================================================================================

The results of operations for Graphic are included in the income statement of the Company for the last 3 quarters of fiscal year 1998 and all of fiscal year 1999. Goodwill in the amount of $230.5 million, based on the final allocation of the purchase price, is being amortized on a straight-line basis over 40 years.

    The pro forma financial results of operations below assume the transaction was completed at the beginning of the periods presented and include adjustments for increased interest costs associated with the transaction, as well as increased depreciation, amortization, and effective income tax rates to reflect the effects of the purchase price allocation:


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              1998               1997
================================================================================
Net sales                                      $ 1,473,494        $ 1,363,337
Net income                                          72,718             81,540
Net income per share (basic)                          1.68               1.88
Net income per share (diluted)                        1.68               1.87
================================================================================


3. INVENTORIES:
Inventories are stated at cost which does not exceed market and include material, labor and overhead. Cost is determined on the last-in, first-out
(LIFO) basis for certain inventories, and on the first-in, first-out (FIFO) basis for other inventories.

    Inventories at July 31, were as follows:


 (IN THOUSANDS)                                       1999             1998
================================================================================
Raw materials                                    $  18,043             26,200
Work in process                                     16,948             19,539
Finished products                                   72,549             74,457
--------------------------------------------------------------------------------
                                                 $ 107,540        $   120,196
================================================================================

    At July 31, 1999 and 1998, the cost of inventories aggregating $54,451,000 and $59,542,000, respectively, was determined on the LIFO method.

    Inventories would have been $11,800,000 higher in fiscal 1999 and $12,985,000 higher in fiscal 1998, if the FIFO method had been used for all inventories.


4.  FINANCING ARRANGEMENTS:
SHORT-TERM DEBT: Unsecured money market lines of $125 million were available as of July 31, 1999. Total borrowings outstanding as of that date were $21.0 million, with a weighted average interest rate of 5.38%. The remaining $0.2 million represents payments due to the former principals of an acquired business.

LONG-TERM DEBT: Long-term debt consisted of the following at July 31:


(IN THOUSANDS)                                          1999               1998
================================================================================
Average 5.49% revolving credit
agreement due 2003                                $  200,000        $   396,000
8.93% senior term notes due 2009                     121,762                  -
8.31% senior term notes due 2006                      60,648                  -
Average 3.32% floating rate industrial
revenue bonds due 2007                                 7,000              7,000
Average 3.22% floating rate industrial
revenue bonds due 2009                                 8,000              8,000
Average 3.33% floating rate industrial
revenue bonds due 2019                                 8,500              8,500
8.43% lease agreement due 2004                         1,736                  -
5.10% promissory note due 2004                         2,300                  -
5.80% promissory note due 1999                             -              1,000
6.00% promissory note due 2001                           667              1,000
Average 8.77% property mortgages
due 2003 - 2013                                        7,911              7,755
Other                                                    419                903
--------------------------------------------------------------------------------
                                                  $  418,943        $   430,158
Less-current portion                                   2,290              1,934
--------------------------------------------------------------------------------
                                                  $  416,653        $   428,224
================================================================================


    Based upon the interest rates currently available to the Company for borrowings with similar terms and maturities, the fair value of the Company's debt and other financial instruments, after adjusting for the $17.6 million deferred expense related to the treasury lock, are either carried at fair value or do not materially differ from fair value.

    The industrial revenue bonds due 2007, 2009 and 2019 may be tendered at the option of the holders on dates specified in the agreements. The Company maintains arrangements with agents to remarket any bonds tendered before the final maturity dates. The bonds are also supported by letters of credit.

    Principal payments due on long-term debt, exclusive of the treasury lock of $17.6 million, are as follows: $2,290,000 in 2000, $1,953,000 in 2001, $973,000 in 2002, $201,026,000 in 2003, and $230,291,000 in 2004 and beyond.

    In fiscal 1999, the Company offered $200 million of Senior Notes to institutional investors in a private placement. The transaction closed and was funded on January 15, 1999. The proceeds of the note were used to pay down borrowings under the revolving credit agreement ("Credit Facility"). The Company settled the treasury rate lock agreement related to the issuance of the $200 million Senior Notes. A settlement of $18.3 million relating to the treasury lock expense plus fees related to the transaction are being amortized using the effective interest method over the term of the 7 and 10 year Notes and have been included in the rates noted above. The most restrictive covenant requires the Company to maintain a debt to capitalization ratio not greater than 65%.

    The Company has a $500 million revolving Credit Facility. The borrowings under the Credit Facility were $200 million and $396 million as of July 31, 1999 and 1998, respectively. The borrowings under the Credit Facility are classified as long-term debt since the Company has the intent and ability to carry that debt long-term. Under the most restrictive of the covenants, the Company must maintain a minimum interest coverage of at least 2.5 to 1, and a funded debt to EBITDA ratio not greater than 3 to 1.

    The Company was in compliance with all debt covenants at July 31, 1999 and 1998.

    The maximum amount as authorized by the Board of Directors for total borrowings is limited to $600 million. The Company has no compensating balance requirements.

5.  STOCK OPTIONS:
The Company has two stock option plans, the 1997 Stock Incentive Plan (the "1997 Plan") and the 1989 Stock Option Plan (the "1989 Plan"), and an employee stock purchase plan adopted in 1974 (the "1974 Plan"). The 1989 Plan expired on September 12, 1999.

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



(IN THOUSANDS, EXCEPT EPS)                 1999           1998            1997
=====================================================================================
Net income:
    As reported                         $76,069         $74,208         $81,282
    Pro forma                            71,857          69,426          78,333
-------------------------------------------------------------------------------------
Earnings per share (Basic):
    As reported                            1.80            1.72            1.88
    Pro forma                              1.71            1.60            1.81
Earnings per share (Diluted):
    As reported                            1.80            1.71            1.86
    Pro forma                              1.70            1.60            1.79
=====================================================================================

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to August 1, 1995, the resulting pro forma compensation cost may not be representative of expected compensation cost in future years.

    The following table summarizes the activity under the stock option plans for the last two years:

                                                 NUMBER OF       WEIGHTED AVERAGE
                                                  OPTIONS         EXERCISE PRICE
=====================================================================================
Outstanding at July 31, 1997                      1,496,843          $    23.94
-------------------------------------------------------------------------------------
Granted                                             380,541               34.19
Forfeited                                           (21,800)              31.61
Exercised                                          (124,539)              18.42
=====================================================================================
Outstanding at July 31, 1998                      1,731,045          $    26.49
-------------------------------------------------------------------------------------
Granted                                             581,750               17.39
Forfeited                                           (98,800)              27.96
Exercised                                           (75,132)              13.48
-------------------------------------------------------------------------------------
Outstanding at July 31, 1999                      2,138,863          $    24.41
=====================================================================================
                                                   JULY 31              JULY 31
                                                     1999                 1998
-------------------------------------------------------------------------------------
Options available for future grants                 647,646           1,130,596
Options exercisable                                 840,913             658,825
=====================================================================================

     Of the 845,715 options granted in fiscal 1997, 567,000 were granted with performance measure vesting provisions as outlined in the 1997 Plan. The performance measures for the options are based on revenues, pretax income, return on equity, and return on assets. Vesting will occur in 3 years to the extent that the Company meets specified performance measures. To the extent that the measures are not met, the options will vest in 9.5 years from the date of grant. These options were issued with shareholder approval on February 28, 1997, with a grant date of September 4, 1996. The difference between market price on February 28, 1997 and the grant date is being reflected as expense in the Company's operations statement over the vesting period. This expense of $417,000 is included in fiscal 1999 and $432,000 is included in fiscal 1998. The remaining options granted in 1997 did not have performance vesting provisions.

     The Employee Stock Purchase Plan, adopted in 1974, expires on December 31, 2004. A total of 6,600,000 shares of common stock have been reserved for purchase by employees through semi-annual offerings. The option price is the lower of 85% of the market price of the shares on the commencement date or the termination date of each offering period. Employees participate in the plan through payroll deductions and the plan qualifies for certain tax advantages under section 423 of the Internal Revenue Code of 1986, as amended. Options were exercised to purchase 552,552 shares at $20.69 in fiscal 1999, 456,880 shares at $22.17 in fiscal 1998 and 324,002 shares at $25.65 in fiscal 1997. There were 1,544,064 shares available at July 31, 1999 and 2,096,616 shares available at July 31, 1998 for future issuance under this plan.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: risk-free interest rates of 4.6% to 6.1% depending on the expected life of the option; expected dividend yield of 2.4% to 3.9%; expected lives of 5.3 years for options granted through the stock option plan and 0.5 years for options granted through the Employee Stock Purchase Plan; and expected volatility of 27.6% to 30.5% for options granted through the stock option plan, and 40.6% to 46.2% for options granted through the employee stock purchase plan.

     During fiscal year 1999, previously earned and accrued deferred bonus amounts were converted into 198,241 shares of the Company's common stock and placed into a grantor trust, a "Rabbi Trust", for the benefit of certain executives. The value of these shares is included as treasury stock within the equity section of the financial statements, however, the shares are considered outstanding and incorporated into the computation of both basic and diluted earnings per share. The weighted-average number of these shares included in the earnings per share calculation at year-end is 50,000. The balance of $3.9 million of deferred compensation is also included in the equity section of the balance sheet and represents the total fixed liability that the 198,241 shares represent. Dividends accrued on these "Rabbi Trust" shares are recognized as compensation expense in the income statement. These shares will be remitted to the executives upon retirement or termination, or their beneficiaries upon death.

6.   LEASE COMMITMENTS:
Total rent expense for manufacturing facilities, sales offices and equipment amounted to $15,175,000 in 1999, $11,797,000 in 1998 and $6,225,000 in 1997. The
minimum future rental commitments under non-cancelable lease arrangements are $9,722,000 in 2000; $8,197,000 in 2001; $6,613,000 in 2002; $5,326,000 in 2003;
and $17,662,000 for 2004 and beyond.

7. INCOME TAXES:
The significant deferred tax assets and liabilities at July 31 were as follows:



(IN THOUSANDS)                                    1999                        1998
========================================================================================
Deferred tax liabilities:
    Accelerated depreciation                  $  52,390                   $  48,201
    Software development                         16,328                      11,934
    Capitalized interest                          1,833                       1,903
    Other                                         8,577                       8,187
----------------------------------------------------------------------------------------
    Total Deferred Tax Liabilities               79,128                      70,225
----------------------------------------------------------------------------------------
Deferred tax assets:
    Deferred compensation                         8,992                       9,370
    Postretirement benefits                       1,432                       1,252
    Inventory capitalization                      6,248                       4,206
    Accrued vacation                              4,901                       4,423
    Supplemental profit sharing                   2,116                       1,917
    Bad debt reserve                              2,211                       2,301
    Other                                         4,219                       9,160
----------------------------------------------------------------------------------------
    Total Deferred Tax Assets                    30,119                      32,629
----------------------------------------------------------------------------------------
Net Deferred Tax Liabilities                  $  49,009                   $  37,596
========================================================================================


The provision for income taxes is comprised of the following:

                                                   1999          1998          1997
========================================================================================
Statutory federal income tax rate                  35.0%         35.0%         35.0%
State and local income taxes                        4.2           4.6           4.4
Goodwill amortization                               2.2           1.7           0.3
Tax credits and other                              (1.4)         (1.4)         (0.2)
----------------------------------------------------------------------------------------
Effective tax rate                                 40.0%         39.9%         39.5%
========================================================================================


8. POSTRETIREMENT BENEFITS:
Effective July 31, 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The information for 1999, 1998 and 1997 has been presented in conformity with the requirements of SFAS No. 132.

     All current retirees; employees at least 55 with 20 or more years of service as of December 31, 1993; and employees between the ages of 50 and 54 who have at least 20 years of service as of December 31, 1993, and retired as of December 31, 1998, are entitled to postretirement health care coverage. These benefits are subject to the same deductibles and co-payment provisions which apply to active employees. All other employees who retire after December 31, 1993 will pay 100% of their retirement medical coverage. The Company may amend or change the plan periodically.

The net accrual basis expense for postretirement benefits as of July 31 was as follows:


(IN THOUSANDS)
                                                   1999          1998           1997
===========================================================================================
Components of net periodic
postretirement benefit costs:
-------------------------------------------------------------------------------------------
Service cost                                     $    6         $   11           $   10
Interest cost                                       266            253              278
Loss due to change in actuarial assumptions         985            229                -
-------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost         $1,257         $  493           $  288
===========================================================================================

    The increase in the actuarial loss in fiscal 1999 is primarily related to the impact of employees between the ages of 50 and 54 who have 20 years of service as of December 31, 1993 and who elected to retire as of December 31, 1998. The number of employees that elected to retire was greater than the estimate used to calculate the accumulated postretirement benefit.

    The liability at July 31 (included in Deferred Compensation and Retirement Benefits on the accompanying Consolidated Balance Sheet) for postretirement benefits is as follows:


(IN THOUSANDS)                                            1999                    1998
===========================================================================================
Change in benefit obligation:
-------------------------------------------------------------------------------------------
Projected benefit obligation, beginning of year        $ 3,144                 $  3,483
Service cost                                                 6                       11
Interest cost                                              266                      253
Actuarial loss                                             985                      229
Benefits paid                                             (840)                    (832)
-------------------------------------------------------------------------------------------
Projected benefit obligation, end of year              $ 3,561                 $  3,144
-------------------------------------------------------------------------------------------
Change in plan assets:
-------------------------------------------------------------------------------------------
Plan assets at fair value, beginning of year           $     -                 $      -
Employer contribution                                      840                      832
Benefits paid                                             (840)                    (832)
-------------------------------------------------------------------------------------------
Plan assets at fair value, end of year                 $     -                 $      -
-------------------------------------------------------------------------------------------

Funded status of plan:
-------------------------------------------------------------------------------------------
Funded status                                          $ 3,561                 $  3,144
-------------------------------------------------------------------------------------------
Net amount recognized on balance sheet                 $ 3,561                 $  3,144
-------------------------------------------------------------------------------------------

    For financial reporting purposes, the actuarial computations assumed a discount rate of 7.5% in 1999 and 7.0% in 1998 and 1997. The assumed health care cost trend rate used in measuring the benefit obligations for pre-age 65 employees is 6.5% in 1999 declining to 5% by the year 2002 and thereafter. For post-age 65 employees the health care cost trend rate is 6% in 1999 declining to 5% in 2001 and thereafter. However, a one percentage point increase in the assumed health care cost trend would increase the aggregate of the service cost and interest cost components of the annual postretirement expense by $14,000 and the postretirement benefit obligation as of July 31, 1999 by $185,000. A one percentage point decrease in the assumed health care cost trend would decrease the aggregate of the service cost and interest cost components of the annual postretirement expense by $14,000 and the postretirement benefit obligation as of July 31, 1999 by $176,000.


9.  PROFIT SHARING AND RETIREMENT PLAN:
The Company has a contributory profit sharing and retirement plan covering most employees, excluding the employees that were part of the Graphic acquisition. The plan provides for Company contributions based on 19% of earnings excluding Graphics' results before profit sharing contributions. Graphic employees are covered under separate profit sharing and retirement plan agreements. Substantially all of the Graphic employees are covered under a plan which provides for Company contributions based on 50% of the first 4% of the covered employees contribution.

    Company contributions to all plans charged to operations were $17,118,000 in fiscal 1999, $17,018,000 in fiscal 1998, and $17,620,000 in fiscal 1997.

10. INVESTMENTS IN DEBT AND EQUITY SECURITIES:
SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires securities that are available-for-sale to be carried at fair value, with changes in net unrealized gains and losses recorded as a separate component of shareholders' equity. This statement has had no impact on shareholders' equity at July 31, 1999 or July 31, 1998.

    The long-term investment of $1.4 million and $1.6 million at July 31, 1999 and July 31, 1998, respectively, is included in the `Other Assets' section of the balance sheet. There is no unrealized holding gain or loss on this investment.

    Proceeds on the sale of securities were $0 for fiscal 1999, and $1.9 million for fiscal 1998.

    The amortized cost of these securities was based on specific identification. No securities during the period were classified as trading securities. There have been no sales of held-to-maturity securities other than at their maturity date.

11. EARNINGS PER SHARE:
Below is the computation of basic and diluted earnings per share for the fiscal years ended July 31, 1999, 1998, and 1997.



(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                               1999            1998             1997
================================================================================================================
COMPUTATION OF BASIC EARNINGS PER SHARE
Net income                                                          $ 76,069         $ 74,208        $   81,282
Weighted-average number of shares outstanding                         42,118           43,213            43,322
Weighted-average number of shares held in grantor trust (Note 5)          50                -                 -
----------------------------------------------------------------------------------------------------------------
Shares applicable to basic earnings                                   42,168           43,213            43,322
Basic earnings per share                                                1.80             1.72              1.88
----------------------------------------------------------------------------------------------------------------
COMPUTATION OF DILUTED EARNINGS PER SHARE
Net income                                                          $ 76,069         $ 74,208        $   81,282
Shares applicable to basic earnings                                   42,168           43,213            43,322
Add net shares from assumed exercise of options                          207              184               343
----------------------------------------------------------------------------------------------------------------
Shares applicable to diluted earnings                                 42,375           43,397            43,665
Diluted earnings per share                                              1.80             1.71              1.86
================================================================================================================


12. SEGMENT REPORTING:
As described in Note 1, Summary of Significant Accounting Policies, the Company adopted SFAS No. 131 for fiscal year-ended 1999. The Company operates in two business segments. Each segment offers distinctive products and services and are managed separately because of their unique production, distribution, and marketing requirements. The Company's two reportable segments are Forms and Labels, and Print Management.

    The principal products and services supplied by the Forms and Labels Segment include the design, manufacture and sales of both paper based and electronic business forms, the manufacture of both electronic data processing (EDP) labels and prime labels, and the manufacture and distribution of a standard line of office products. The principal products and services supplied by the Print Management Segment include the design and manufacture of high-color, high quality marketing and promotional materials, and the manufacture of direct response printing materials.

    The Company's accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates segment performance based on segment profit or loss before interest and income taxes. Net interest expense and income taxes are not allocated to segments. Transfers between segments, which are not significant, are accounted for at standard cost. The Company has no significant non-cash items other than depreciation and amortization.

    Summarized segment data and a reconciliation to the consolidated totals for fiscal years 1999, 1998, and 1997 are as follows:



FISCAL YEAR 1999                EXTERNAL    DEPRECIATION &     INCOME BEFORE     SEGMENT             CAPITAL
                                 SALES       AMORTIZATION      INCOME TAXES      ASSETS(A)         EXPENDITURES
(AMOUNTS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------
Forms and Labels Segment       $  763,791    $   32,712        $  108,648       $  471,884            $  33,755
Print Management Segment          766,732        42,719            47,300          721,510               16,556
---------------------------------------------------------------------------------------------------------------
Segment Total                   1,530,523        75,431           155,948        1,193,394               50,311
---------------------------------------------------------------------------------------------------------------
Corporate                               -             -                 -          104,265                    -
Net Interest Expense                    -             -           (29,167)               -                    -
---------------------------------------------------------------------------------------------------------------
Consolidated                   $1,530,523    $   75,431        $  126,781       $1,297,659            $  50,311
===============================================================================================================



FISCAL YEAR 1998                EXTERNAL   DEPRECIATION &      INCOME BEFORE     SEGMENT             CAPITAL
                                 SALES      AMORTIZATION       INCOME TAXES      ASSETS(A)         EXPENDITURES
(AMOUNTS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------
Forms and Labels Segment       $  754,167    $   33,243         $  99,182       $  457,871            $  25,875
Print Management Segment          601,885        34,236            45,566          708,859               33,757
---------------------------------------------------------------------------------------------------------------
Segment Total                   1,356,052        67,479           144,748        1,166,730               59,632
---------------------------------------------------------------------------------------------------------------
Corporate                               -             -                 -           90,733                    -
Net Interest Expense                    -             -           (21,358)               -                    -
---------------------------------------------------------------------------------------------------------------
Consolidated                   $1,356,052    $   67,479         $ 123,390       $1,257,463            $  59,632
===============================================================================================================



FISCAL YEAR 1997                EXTERNAL   DEPRECIATION &      INCOME BEFORE      SEGMENT             CAPITAL
                                 SALES      AMORTIZATION       INCOME TAXES      ASSETS(A)         EXPENDITURES
(AMOUNTS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------
Forms and Labels Segment       $  693,574    $   33,530         $ 115,862       $  424,546            $  22,803
Print Management Segment          212,716        15,675            19,232          227,628               16,422
---------------------------------------------------------------------------------------------------------------
Segment Total                     906,290        49,205           135,094          652,174               39,225
---------------------------------------------------------------------------------------------------------------
Corporate                               -             -                 -           68,268                    -
Net Interest Expense                    -             -              (743)               -                    -
---------------------------------------------------------------------------------------------------------------
Consolidated                   $  906,290    $   49,205         $ 134,351       $  720,442            $  39,225
===============================================================================================================

(A) Corporate represents general corporate assets that are not allocated to the segments. This amount includes items such as cash, prepaid taxes and cash surrender value of life insurance.

     Fiscal Years 1999 and 1998 include the acquisition of Graphic Industries, which was effective November 1997.

GEOGRAPHIC INFORMATION:
Wallace attributes substantially all of its revenues to customers within the United States. Long-lived assets are domiciled within the United States.

MAJOR CUSTOMER INFORMATION:
Wallace is not dependent upon any customer or a group of customers under common control. No single customer or group of customers accounts for more than 10% of consolidated net sales.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Stockholders of Wallace Computer Services, Inc.


We have audited the accompanying consolidated balance sheets of Wallace Computer Services, Inc., (a Delaware corporation) and Subsidiaries as of July 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three Fiscal years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wallace Computer Services, Inc. and Subsidiaries as of July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three Fiscal years in the period ended July 31, 1999 in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Chicago, Illinois
September 7, 1999


QUARTERLY RESULTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
===============================================================================================================
                                            1ST QUARTER      2ND QUARTER       3RD QUARTER       4TH QUARTER
===============================================================================================================
1999
---------------------------------------------------------------------------------------------------------------
Net sales                                     $384,915         $376,306         $384,731         $384,571
Cost of goods sold (excluding depreciation)    267,136          258,128          262,238          264,415
Operating income                                35,655           38,795           42,172           39,326
Income before income taxes                      28,382           31,659           34,309           32,431
Net income                                      17,029           18,995           20,585           19,460
Net income per share:
    Basic                                     $    .40         $    .45         $    .49         $    .46
    Diluted                                   $    .40         $    .45         $    .49         $    .46
---------------------------------------------------------------------------------------------------------------
1998
---------------------------------------------------------------------------------------------------------------
Net sales                                     $246,112         $366,356         $375,649         $367,935
Cost of goods sold (excluding depreciation)    155,206          246,951          257,624          256,146
Operating income                                34,425           41,495           37,540           31,288
Income before income taxes                      34,724           34,705           30,260           23,701
Net income                                      21,008           20,823           18,156           14,221
Net income per share:
    Basic                                     $    .49         $    .48         $    .42         $    .33
    Diluted                                   $    .48         $    .48         $    .41         $    .33
===============================================================================================================

                Wallace Computer Services, Inc. and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
                           For the years ended July 31


  (Amounts in Thousands)
Total Reserve for Bad Debts

                                                 1999             1998             1997
                                               -------          -------          --------
Balance at Beginning of Year                   $ 5,195          $ 3,481          $ 3,215

Provision for Doubtful Accounts                  2,341              700            1,189

Accounts Written Off Against Allowance          (2,709)            (863)          (1,180)

Recoveries Credited to Allowance                   755              182              257

Other Credits (1)                                   --            1,695               --
                                               -------          -------          -------
Balance at End of Year                         $ 5,582          $ 5,195          $ 3,481
                                               =======          =======          =======


(1) Credits from the acquisition of Graphic Industries, Inc. as of November 3, 1997.

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

    3.2 Amended and Restated By-Laws of the Registrant as adopted on July 1, 1998 (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1998, and incorporated herein by reference to such Report).

    4.1A Indenture between Wallace Computer Services, Inc. and Bank of New York as Indenture Trustee (previously filed as Exhibit 4.7 to Amendment No. 1 to Form S-3 Registration Statement, Registration No. 333-46807, dated April 10, 1998 and incorporated herein by reference to such Report).

    4.1B First Supplemental Indenture between Wallace Computer Services, Inc. and Bank of New York as Indenture Trustee, dated January 15, 1999, filed herewith.

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

    10.2 The Wallace Computer Services, Inc. 1997 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997, and incorporated herein by reference to such Report).

  Exhibit
  Number      Description
  ------      -----------


    10.3 The Wallace Computer Services, Inc. Amended and Restated Executive Incentive Plan, dated as of August 1, 1997 (previously filed as
              Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated January 31, 1998, and incorporated herein by reference to such Report).

    10.4 Form of Deferred Compensation/Capital Accumulation Plan of the Registrant for each of the years 1988, 1989, 1990, 1991, 1993, 1994, 1995, 1996, 1997, 1998, and 1999 (previously filed as part of Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q dated October 31, 1995, and incorporated herein by reference to such Report).

    10.5 Supplemental Profit-Sharing Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1988, and incorporated herein by reference to such Report).

    10.6A Executive Severance Pay Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

    10.6B First Amendment to the Executive Severance Pay Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report).

    10.7 The Wallace Computer Services, Inc. Annual Bonus Plan (previously filed as Appendix A to the Proxy Statement of the Registrant for Annual Meeting of Stockholders filed on October 6, 1997, and incorporated herein by reference to such Statement).

    10.8 Form of Deferred Compensation/Capital Accumulation Plan for Directors of the Registrant for each of the years 1988, 1989, 1993, 1994, 1995, 1996, 1997, 1998, and 1999 (previously filed as
              Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1995, and incorporated herein by reference to such Report).

    10.9 Retirement Plan for Outside Directors of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

    10.10A Employee Severance Pay Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1992, and incorporated herein by reference to such Report).

  Exhibit
  Number      Description
  ------      -----------


   10.10B First Amendment of the Employee Severance Pay Plan of the Registrant (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report).

   10.11A Form of Indemnification Agreement with Director between the Registrant and each of the following: Robert J. Cronin, Richard F. Doyle, William N. Lane III, Bettye Martin Musham, Andrew J. McKenna, Jr., John C. Pope, and Neele E. Stearns, (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

   10.11B Form of Addendum to Indemnification Agreement with Director (Member of Profit Sharing Committee) between the Registrant and each of the following: Robert J. Cronin and Andrew J. McKenna, Jr. (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

   10.11C Form of Indemnification Agreement with Director (Member of Profit Sharing Committee) between the Registrant and Andrew J. McKenna, Jr. (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996, and incorporated herein by reference to such Report).

   10.12A Form of Indemnification Agreement with Officer between the Registrant and each of the following: Michael A. Anderson, Thomas
              G. Brooker, Steven L. Carson, Robert J. Cronin, Michael O. Duffield, Douglas W. Fitzgerald, Gary K. Haman, Robert J. Kelderhouse, Michael T. Leatherman, Marc A. Loomer, William J. Montanez, and Wayne E. Richter (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

   10.12B Form of Addendum to Indemnification Agreement with Officer (Trustee of Profit Sharing and Retirement Trust and Member of Profit Sharing Committee) between the Registrant and each of the following: Robert J. Cronin and Michael T. Leatherman (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

   10.12C Form of Addendum to Indemnification Agreement with Officer (Member of Profit Sharing Committee) between the Registrant and Michael O. Duffield, and Robert J. Kelderhouse (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report).

   10.13 Form of Addendum to Indemnification Agreement with Officer for FEC Employee Stock Ownership Trust between the Registrant and each of the following: Robert J. Cronin, Michael O. Duffield, and Robert
              J. Kelderhouse (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated April 30, 1996, and incorporated herein by reference to such Report).

  Exhibit
  Number      Description
  ------      -----------


   10.14A Agreement effective as of July 1, 1997 between Registrant and Robert J. Cronin (Employment Agreement), (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1997, and incorporated herein by reference to such Report).

   10.14B Agreement effective as of July 1, 1997 between Registrant and Robert J. Cronin (Change of Control Agreement), (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1997, and incorporated herein by reference to such Report).

   10.15A Agreement effective as of September 9, 1998 between Registrant and Michael O. Duffield (Employment Agreement), (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1998, and incorporated herein by reference to such Report).

   10.15B Agreement effective as of September 9, 1998 between Registrant and Michael O. Duffield (Change of Control Agreement), (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1998, and incorporated herein by reference to such Report).

   10.16A $500,000,000 Credit Agreement dated as of October 31, 1997, among Wallace Computer Services, Inc., Bank of America National Trust and Savings Association, as Administrative Agent and the other financial institutions party thereto, (previously filed as Exhibit
              10.1 to the Registrant's Quarterly Report on Form 10-Q dated October 31, 1997, and incorporated herein by reference to such Report).

   10.16B First Amendment Credit Agreement dated June 5, 1998 among Wallace Computer Services, Inc., Bank of America National Trust and Savings Association, as Administrative Agent and the other financial institutions party thereto amending the $500,000,000 Credit Agreement dated as of October 31, 1997, (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated April 30, 1998, and incorporated herein by reference to such Report).

   10.17 $200,000,000 Purchase Agreement dated as of January 15, 1999 among Wallace Computer Services, Inc. and various institutional investors (previously filed on Registrant's current report) on Form 8-K dated January 20, 1999, and incorporated herein by reference to such Report).

   10.18 Benefit Trust Agreement between Wallace Computer Services, Inc. and the Northern Trust Company dated December 8, 1995, (previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1998, and incorporated herein by reference to such Report) and the First Amendment to The Wallace Computer Services, Inc. Benefit Trust, effective as of October 31, 1997, (First Amendment was previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q dated January 31, 1998, and incorporated herein by reference to such Report).

  Exhibit
  Number      Description
  ------      -----------


   10.19 The Wallace Computer Services, Inc. Performance Share Plan (previously filed as Appendix B of the Proxy Statement for Annual Meeting of Stockholders filed on October 6, 1997, and incorporated herein by reference to such Statement).

   10.20 Director Retainer Fee Plan, dated June 2, 1999, (previously filed as part of Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1999, and incorporated herein by reference to such Report).

   21         Subsidiaries of the Company

   23         Consent of Arthur Andersen LLP

   27         Financial Data Schedule