Form 10-Q
period 1999-10-31
WALLACE COMPUTER SERVICES INC
filed 1999-12-15
CIK 104348

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                QUARTERLY REPORT

                       Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


           October 31, 1999                                1-6528
--------------------------------------       -----------------------------------
    For the quarterly period ended                 Commission file number


                        WALLACE COMPUTER SERVICES, INC.
    -----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                     36-2515832
----------------------------------       ---------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


        2275 Cabot Drive   Lisle, Illinois                       60532
--------------------------------------------------        -----------------
     (Address of Principal Executive Offices)                 (ZIP CODE)


         (630) 588-5000                                 41,886,536
----------------------------------        --------------------------------------
(Registrant's Telephone Number,            (Number of Common Shares Outstanding
      Including Area Code)                       as of November 30, 1999)


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

                        Wallace Computer Services, Inc.                   Page 2
                                   FORM 10-Q
                  For Quarterly Period Ended October 31, 1999

                          Part I Financial Information
                       ----------------------------------

Item 1.  Financial Statements
------------------------------------

         The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the three months ended October 31, 1999, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                Wallace Computer Services, Inc. and Subsidiaries
                   Consolidated Income Statement (Unaudited)

                                                               For the Three Months Ended
                                                                       October 31
                                                  -------------------------------------------------------
                                                                     %                               %
                                                      1999         Sales             1998          Sales
                                                  -------------------------------------------------------
Net Sales                                         $387,616,000      100.0        $384,915,000      100.0

Cost and Expenses
     Cost of goods sold (Note 1)                   265,210,000       68.4         267,136,000       69.4
     Selling and administrative expenses            65,318,000       16.9          63,388,000       16.5
     Provision for depreciation and
          amortization                              19,586,000        5.1          18,736,000        4.9
                                                  ------------     ------        ------------      -----
          Total costs and expenses                 350,114,000       90.3         349,260,000       90.7
                                                  ------------     ------        ------------      -----
     Operating Income                               37,502,000        9.7          35,655,000        9.3
                                                  ------------     ------        ------------      -----
     Interest income                                  (941,000)      (0.2)           (301,000)      (0.1)
     Interest expense                                7,478,000        1.9           7,574,000        2.0
                                                  ------------     ------        ------------      -----
     Income before Income Taxes                     30,965,000        8.0          28,382,000        7.4
     Provision for Income Taxes                     12,386,000        3.2          11,353,000        2.9
                                                  ------------     ------        ------------      -----
          Net Income                              $ 18,579,000        4.8        $ 17,029,000        4.4
                                                  ============     ======        ============      =====
Basic Earnings per Share                                 $0.44                          $0.40
                                                         =====                          =====
Diluted Earnings per Share                               $0.44                          $0.40
                                                         =====                          =====
Average Common Shares Outstanding                   42,356,000                     42,746,000
                                                  ============                   ============
Diluted Common Shares Outstanding                   42,556,000                     42,854,000
                                                  ============                   ============
Dividends Declared Per Share                            $0.165                          $0.16
                                                        ======                          =====

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries          Page 3
                           Consolidated Balance Sheet


                                                              October 31, 1999   July 31, 1999
                                                                 (Unaudited)       (Audited)
                                                               --------------   --------------
Assets
------
Current Assets
     Cash and cash equivalents                                    $13,387,000       $8,033,000
     Accounts receivable                                          310,897,000      297,677,000
     Less-allowance for doubtful accounts                           5,445,000        5,582,000
                                                               --------------   --------------
         Net receivables                                          305,452,000      292,095,000
     Inventories (Note 1)                                         111,110,000      107,540,000
     Prepaid taxes                                                 25,075,000       37,422,000
     Advances and prepaid expenses                                  3,719,000        3,284,000
                                                               --------------   --------------
         Total current assets                                     458,743,000      448,374,000
                                                               --------------   --------------
Property, plant and equipment, at cost                            865,833,000      846,898,000
Less-reserves for depreciation and amortization                   425,511,000      409,891,000
                                                               --------------   --------------
     Net property, plant and equipment                            440,322,000      437,007,000
                                                               --------------   --------------
Intangible assets arising from acquisitions                       304,111,000      306,117,000
Cash surrender value of life insurance                             59,732,000       58,796,000
Systems development costs                                          47,509,000       43,337,000
Other assets                                                        3,859,000        4,028,000
                                                               --------------   --------------
     Total assets                                              $1,314,276,000   $1,297,659,000
                                                               ==============   ==============
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
     Current portion long-term debt                                $2,185,000       $2,290,000
     Short-term notes payable                                      46,962,000       21,222,000
     Accounts payable                                              81,758,000       85,577,000
     Accrued salaries, wages, profit sharing and other             84,067,000       82,776,000
                                                               --------------   --------------
           Total current liabilities                              214,972,000      191,865,000
                                                               --------------   --------------
Long-term debt                                                    405,694,000      416,653,000
Deferred income taxes                                              64,392,000       64,438,000
Deferred compensation and retirement benefits                      32,529,000       31,992,000
Other long-term liabilities                                         8,592,000        9,144,000
Stockholders' equity
     Common stock (Note 2)- issued shares of
         45,764,054 at October 31, 1999 and July 31, 1999          45,764,000       45,764,000
     Additional capital                                            37,633,000       37,528,000
     Deferred compensation                                          3,883,000        3,883,000
     Retained earnings                                            592,751,000      581,392,000
     Treasury stock  (at cost)- 3,879,739 shares at
           October 31, 1999 and 3,546,243 shares at
         July 31, 1999                                            (91,934,000)     (85,000,000)
                                                               --------------   --------------
     Total stockholders' equity                                   588,097,000      583,567,000
                                                               --------------   --------------
Total liabilities and stockholders' equity                     $1,314,276,000   $1,297,659,000
                                                               ==============   ==============


The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries          Page 4
                Consolidated Statement of Cash Flows (Unaudited)

                                                                     For the Three Months Ended
                                                                             October 31
                                                                     --------------------------
                                                                        1999            1998
                                                                     -----------    -----------
Cash flows from Operating Activities:
    Net income from operations                                       $18,579,000    $17,029,000
    Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                 19,586,000     18,736,000
        Deferred taxes                                                   (46,000)    (1,099,000)
        Gain on disposal of property                                    (257,000)       (47,000)
    Changes in assets and liabilities
        Accounts receivable                                          (13,357,000)   (36,791,000)
        Inventories                                                   (3,570,000)    (6,168,000)
        Advances and prepaid expenses                                   (435,000)    (1,701,000)
        Prepaid taxes                                                 12,347,000              0
        Other assets                                                  (5,426,000)    (9,536,000)
        Accounts payable and other liabilities                        (3,181,000)    15,279,000
        Accrued income taxes                                                   0     10,614,000
        Deferred compensation and retirement benefits                    537,000        668,000
                                                                     -----------    -----------
    Net cash provided by operating activities                         24,777,000      6,984,000
                                                                     -----------    -----------
Cash Flows from Investing Activities:
     Capital expenditures                                            (19,911,000)   (14,896,000)
     Proceeds from disposal of property                                  975,000      3,266,000
     Net construction funds held by trustee                                    0        704,000
                                                                     -----------    -----------
     Net cash used in investing activities                           (18,936,000)   (10,926,000)
                                                                     -----------    -----------
Cash Flows from Financing Activities:
     Treasury stock transactions                                      (7,159,000)   (24,314,000)
     Cash dividends paid                                              (6,787,000)    (6,697,000)
     Net proceeds from short-term debt                                25,740,000     27,603,000
     Retirement of long-term debt                                    (12,281,000)      (151,000)
     Proceeds from issuance of long-term debt                                  0      4,000,000
                                                                     -----------    -----------
     Net cash (used in)/provided by financing activities                (487,000)       441,000
                                                                     -----------    -----------
Net changes in cash and cash equivalents                               5,354,000     (3,501,000)
Cash and cash equivalents at beginning of year                         8,033,000      3,501,000
                                                                     -----------    -----------
Cash and cash equivalents at October 31                              $13,387,000    $         0
                                                                     ===========    ===========
Supplemental Disclosure:
     Interest paid (net of interest capitalized)                     $ 8,597,000    $ 3,145,000
     Income taxes paid (net of refunds received)                       1,128,000        710,000

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries          Page 5
                   Notes to Consolidated Financial Statements
                                October 31, 1999
                                  (Unaudited)

Note 1 - Inventories

         Inventories at October 31, 1999, and July 31, 1999, were as follows:

                                   October 31, 1999      July 31, 1999
                                   ----------------      -------------
            Raw materials               $19,224,000        $18,043,000
            Work in process              18,822,000         16,948,000
            Finished products            73,064,000         72,549,000
                                       ------------       ------------
                                       $111,110,000       $107,540,000
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


Note 2 - Stock Options

         As of October 31, 1999, options to purchase 2,559,063 shares of common stock were outstanding and 3,744,710 shares of common stock were available for future grants under the Company's Stock Incentive and Employee Stock Purchase Plans.

         The Company has authorized 100,000,000 shares of common stock and issued 45,764,054 as of October 31, 1999. Of these shares, 3,879,739 were held in treasury as of October 31, 1999. The number of shares held in treasury at July 31, 1999 was 3,546,243.


Note 3 - Segment Reporting

         The Company adopted SFAS No. 131 for fiscal year-ended 1999. The Company operates in two business segments. Each segment offers distinctive products and services and are managed separately because of their unique production, distribution, and marketing requirements. The Company's two reportable segments are Forms and Labels, and Integrated Graphics.

         The principal products and services supplied by the Forms and Labels Segment include the design, manufacture and sales of both paper based and electronic business forms, the manufacture of both electronic data processing (EDP) labels and prime labels, and the manufacture and distribution of a standard line of office products. The principal products and services supplied by the Integrated Graphics Segment include the design and manufacture of high-color, high quality marketing and promotional materials, and the manufacture of direct response printing materials.

                Wallace Computer Services, Inc. and Subsidiaries          Page 6
                   Notes to Consolidated Financial Statements
                                October 31, 1999
                                  (Unaudited)

Note 3 - Segment Reporting (continued)

         The Company's accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies in the Company's 1999 Annual Report. Management evaluates segment performance based on segment profit or loss before interest and income taxes. Net interest expense and income taxes are not allocated to segments. Transfers between segments, which are not significant, are accounted for at standard cost.

         Summarized segment data and a reconciliation to the consolidated totals for the quarters ended October 31, 1999 and 1998 are as follows:


Quarter Ended October 31, 1999             External           Income before
                                              Sales            Income Taxes
(Amounts in Thousands)
---------------------------------------------------------------------------
Forms and Labels Segment                   $201,665                 $25,402
Integrated Graphics Segment                 185,951                  12,100
---------------------------------------------------------------------------
Segment Total                               387,616                  37,502
---------------------------------------------------------------------------
Net Interest Expense                              -                 (6,537)
---------------------------------------------------------------------------
Consolidated                               $387,616                 $30,965
===========================================================================


Quarter Ended October 31, 1998             External           Income before
                                              Sales            Income Taxes
(Amounts in Thousands)
---------------------------------------------------------------------------
Forms and Labels Segment                   $199,290                 $24,603
Integrated Graphics Segment                 185,625                  11,052
---------------------------------------------------------------------------
Segment Total                               384,915                  35,655
---------------------------------------------------------------------------
Net Interest Expense                              -                 (7,273)
---------------------------------------------------------------------------
Consolidated                               $384,915                 $28,382
===========================================================================

There are no material changes in Segment Assets from Fiscal Year-End 1999.

Note 4 - Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

         In fiscal 2000, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The statement requires that certain costs, such as preliminary project costs and training, related to internally developed software must be expensed as incurred. Based on current circumstances, the Company does not believe that application of SOP 98-1 will have a material effect on the Company's financial condition or results of operations.


Note 5 - Reporting on the Costs of Start-up Activities

         In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this standard in the first quarter of fiscal 2000. Implementation of this standard has not affected the Company's financial condition or results of operations.

                Wallace Computer Services, Inc. and Subsidiaries          Page 7
                   Notes to Consolidated Financial Statements
                                October 31, 1999
                                  (Unaudited)


Note 6 - Accounting for Derivative Instruments and Hedging Activities

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


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
--------------------------------------------------------------------------------

         Results of Operations
         ------------------------------

         For the three month period ended October 31, 1999, net sales increased 0.7% to $387,616,000. Adjusting for acquisitions and divestitures, net sales were up 2.9% over the same quarter a year ago. The Company estimates unit growth in the range of 2% to 4%. Material prices had very little impact on net sales for the quarter as compared to the first quarter of last year.

         Sales to customers managed by the W.I.N. system totalled 40% of the first quarter's sales which is up from 38% in the first quarter of fiscal year 1999. The Integrated Graphics' segment, which accounted for only 16% of sales to these customers in the first quarter of last year, now accounts for over 22% of the sales. This segment increased almost 48% in sales made to customers managed by the W.I.N. system in year over year comparisons. Sales in the Forms and Labels segment increased 6% in this category. An increase in sales to these customers provides the Company with a larger sales base of longer term contracts resulting in an increased, more consistent asset utilization at our facilities.

         Net income for the first quarter increased 9.1% to $18,579,000 or 44 cents per share, from $17,029,000 or 40 cents per share in the same quarter a year ago.

         Cost of sales for the quarter was 68.4% of sales for the quarter as compared to 69.4% in the first quarter of last year. The first quarter includes a LIFO charge of $571,000 or 0.8 cents per share versus no charge in the prior year's first quarter.

         Year over year, the Forms and Labels segment's sales increased 1.2% to $201.7 million, with operating income of $25.4 million and operating margin of 12.6% versus operating income of $24.6 million and an operating margin of 12.3% in the first quarter of last year. Adjusting for the acquisitions and divestitures, net sales in this segment increased 7.5%. In the second quarter of last fiscal year, the Company divested its Contract Stationers business, which had annual sales of around $40 million. While the operating margin compares favorably to the prior year's first quarter, it is below the trailing three quarters, mostly due to paper cost increases that have occurred since the beginning of the calendar year. Paper costs have increased 27% since January 1, 1999. While this is favorable for this segment long-term, this causes short-term margin compression as there is a grace period in passing the paper prices along to our contract customer base. The impact of these paper cost changes adversely affected operating margins by 80 basis points in the first quarter.

                Wallace Computer Services, Inc. and Subsidiaries          Page 8
                   Notes to Consolidated Financial Statements
                                October 31, 1999
                                  (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations (continued)
--------------------------------------------------------------------------------

         The Integrated Graphics' segment sales increased 0.2% to $185.9 million, with operating income of $12.1 million and operating margin of 6.5% versus operating income of $11.1 million and an operating margin of 6.0% in the first quarter of last year. As mentioned earlier, sales to customers being managed by the W.I.N. system increased 48% in this segment over the first quarter a year ago. Local transactional business, which is typically characterized as non-recurring and with a lead time of 2 to 14 days, dropped off from the prior year, especially in the Southeastern United States. The Company plans to increase the local sales force by 10% over the next two quarters in order to achieve growth in this local transactional business. The combination of increased contract sales to national accounts and increased local transactional business should lead to increased operating margins in this segment.

         Selling and administration expenses for the quarter were 16.9% versus 16.5% last year. The majority of the increase relates to continued expansion in the Company's information technology infrastructure and positioning for business-to-business eCommerce. Last year's total includes $512,000 of Year 2000 related programming expenses compared to no charges in the current fiscal year. Total Year 2000 costs are the same as disclosed in the Company's 1999 Annual Report.

         The Company's effort to address Year 2000 compliance issues included
         (i) evaluating internal computing infrastructure, business applications and production systems for Year 2000 compliance, and (ii) replacing or remediating systems and applications as necessary to assure such compliance. The Company's efforts in these respects are complete. The Company has completed an inventory of all potentially affected software, firmware and hardware (including embedded chips) material to its operations. The Company has remediated the problem by modifying its software and in certain cases, purchasing new software, firmware and hardware.

         The Year 2000 project was completed in two phases. In Phase 1, the Company assessed and remediated all material date and logic errors in applications and databases running on its internal mainframe, AS400 and UNIX systems. Phase 1 culminated with a successful two-week, on-site test by one of our largest customers: a major financial institution. During testing, the Company simulated operations on 20 dates ranging from September 9, 1999 to January 3, 2001 without any material interruption.

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

                Wallace Computer Services, Inc. and Subsidiaries          Page 9
                   Notes to Consolidated Financial Statements
                                October 31, 1999
                                  (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations (continued)
--------------------------------------------------------------------------------

         In addition to its internal remediation activities, the Company is continuing to evaluate compliance by key suppliers and customers whose systems interact with those of the Company (collectively, "Trading Partners"). The Company has received confirmation from its significant Trading Partners regarding Year 2000 readiness and is comfortable with its Trading Partners level of Year 2000 compliance. Contingency plans have been developed, where necessary, in the event a Trading Partner cannot function properly after the Year 2000.

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

         Depreciation and amortization for the quarter was $19.6 million or 5.1% of sales versus $18.7 million or 4.9% of sales in the first quarter a year ago. While depreciation of plant and equipment increased only 1.7%, amortization of capitalized software is up approximately $400,000 over the preceding year.

         Interest expense for the quarter was $7.5 million, down slightly from $7.6 million last year. Total debt has been decreased by over $42 million from one year ago. The benefit of debt reduction has been mostly mitigated by rising interest rates as compared to a year ago. Interest income for the quarter increased $640,000 from the first quarter of last year. Most of the increase is related to increased returns on the cash surrender value of life insurance policies.

         Some of the financial ratios for the twelve months ended October 31, 1999 were: Return on Net Sales of 5.1%, Return on Average Assets of 5.9%, and Return on Equity of 13.8%.

                Wallace Computer Services, Inc. and Subsidiaries         Page 10
                   Notes to Consolidated Financial Statements
                                October 31, 1999
                                  (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations (continued)
--------------------------------------------------------------------------------

         Liquidity and Capital Resources
         -------------------------------

         Working capital decreased by $12.7 million from July 31, 1999, primarily due to the increase in short-term notes payable, the proceeds of which were used to fund the stock repurchase program. The current ratio at October 31, 1999 was 2.1 to 1.

         Current inventory levels are believed to be in-line with the inventory levels necessary to satisfy customer demand. The Company anticipates having adequate sources of supply of raw materials to meet future business requirements.

         Of the outstanding debt as of October 31, 1999, $190.0 million has been borrowed under a five-year Credit Agreement ("Credit Facility"), which provides for a maximum aggregate principal amount available to be borrowed of $500 million. The borrowings under the Credit Facility are classified as long-term debt as of October 31, 1999 since the Company has the intent and ability to carry that debt long-term. The Company has $200 million of Senior Term Notes with institutional investors with a book value of $182.8 million classified as long-term debt with the earliest maturity in 2006.

         In addition to the credit facility and the senior notes, the Company has unsecured money market lines of $125 million under which $47.0 million was borrowed at October 31, 1999. The $47.0 million from the unsecured money market lines is classified as short-term debt.

         Of the remaining long-term debt, $23.5 million is made up of industrial revenue bonds at rates ranging from 3.5% to 3.6%. The balance of $11.5 million relates to acquisitions, $3.1 million to the former owners of acquired businesses, with the rest being long-term debt from the Graphic acquisition.

         Total debt currently represents 43.6% of total capitalization. The maximum amount as authorized by the Board of Directors for total borrowings is limited to $600 million.

         Capital expenditures for the quarter totalled $19.9 million. For the full fiscal year, capital expenditures are expected to be in the range of $62 to $64 million, which are expected to be financed through internally generated funds and by borrowing against our revolving credit facility.

         Stockholders' equity increased 0.8% to $588.1 million at October 31, 1999.


         Common Stock
         -------------

         On September 8, 1999, the Board of Directors increased the annualized dividend rate to $0.66 per share, a 3.1% increase from fiscal 1999.

         During the first quarter of fiscal 2000, the Company purchased 355,000 shares of Wallace common stock. Total repurchases through October 31, 1999 against the $100 million authorized by the Board in June 1997 have been $57.5 million.

                Wallace Computer Services, Inc. and Subsidiaries         Page 11
                   Notes to Consolidated Financial Statements
                                October 31, 1999
                                  (Unaudited)


                           Part II  Other Information
                       ---------------------------------

Items 1 through 3          None
------------------

Item 4  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Company held its annual meeting of stockholders on November 3, 1999. The results of the three proposals put to a shareholder vote are as follows:

1) Election of directors for the class of directors

                                    For                  Withheld
                                -----------              ---------
      Robert J. Cronin          34,895,928                412,936
      Neele E. Stearns Jr.      34,910,844                398,020
      Michael T. Riordan        34,901,582                407,282


2) Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year 2000

                    For               Against          Abstain
                ----------            -------          -------
                35,147,099             97,635           64,130

3) Approval of an amendment to the 1997 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder


                    For                Against         Abstain
                ----------            ---------        -------
                30,281,870            4,881,074        145,920

                Wallace Computer Services, Inc. and Subsidiaries         Page 12
                   Notes to Consolidated Financial Statements
                                October 31, 1999
                                  (Unaudited)


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


Item 6   Exhibits and Reports on Form 8-K
------------------------------------------------------
         (a)  Exhibits

              10.1 Wallace Computer Services, Inc. 1997 Stock Incentive Plan, Amendment No. 1, dated September 8, 1999, filed herewith.

              10.2 Wallace Computer Services, Inc. Executive Severance Pay Plan, Amendment No. 3, dated December 8, 1999, filed herewith.

              10.3 Indemnification Agreement with Officer between the Company and Craig Grant dated November 4, 1999 (form previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such report).

              10.4 Addendum to Indemnification Agreement with Officer (Member of Profit Sharing Committee) between the Company and Craig Grant dated November 4, 1999 (form previously filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such report).

              27.1  Financial Data Schedule.

         (b)  Reports on Form 8-K
              None

                                   SIGNATURES
                             ---------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     WALLACE COMPUTER SERVICES, INC.





 December 15, 1999                         /s/ Robert J. Cronin
-------------------      -------------------------------------------------------
        Date                                Robert J. Cronin
                            Chairman of the Board and Chief Executive Officer


 December 15, 1999                      /s/ Michael T. Leatherman
-------------------      -------------------------------------------------------
        Date                              Michael T. Leatherman
                         Executive Vice President, Chief Administrative Officer,
                                       and Chief Financial Officer
                                      (Principal Accounting Officer)