Form 10-Q
period 2000-01-31
WALLACE COMPUTER SERVICES INC
filed 2000-03-16
CIK 104348

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


         January 31, 2000                               1-6528
--------------------------------------       -----------------------------------
    For the quarterly period ended                Commission file number


                         WALLACE COMPUTER SERVICES, INC.
     -----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                    36-2515832
-----------------------------------      ---------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


     2275 Cabot Drive   Lisle, Illinois                        60532
-----------------------------------------------------    -----------------
(Address of Principal Executive Offices)                  (ZIP CODE)


         (630) 588-5000                                40,353,470
-----------------------------------     ----------------------------------------
(Registrant's Telephone Number,             (Number of Common Shares Outstanding
      Including Area Code)                             as of March 1, 2000)


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

                     Wallace Computer Services, Inc.                      Page 2
                                    FORM 10-Q
                   For Quarterly Period Ended January 31, 2000

                          Part I Financial Information
                       ----------------------------------

Item 1.  Financial Statements
------------------------------------

         The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the six months ended January 31, 2000, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                           Wallace Computer Services, Inc. and Subsidiaries
                               Consolidated Income Statement (Unaudited)

                                                                For the Six Months Ended
                                                                       January 31
                                        -----------------------------------------------------------------
                                                                      %                              %
                                                     2000           Sales           1999           Sales
                                        -----------------------------------------------------------------
Net Sales                                         $771,864,000      100.0        $761,221,000      100.0

Cost and Expenses
     Cost of goods sold (Note 1)                   536,634,000       69.5         525,264,000       69.0
     Selling and administrative expenses           133,518,000       17.3         123,522,000       16.2
     Provision for depreciation and
          amortization                              39,322,000        5.1          37,985,000        5.0
                                               ---------------     ------     ---------------     ------
          Total costs and expenses                 709,474,000       91.9         686,771,000       90.2
                                               ---------------     ------     ---------------     ------
     Operating Income                               62,390,000        8.1          74,450,000        9.8
                                               ---------------     ------     ---------------     ------
     Interest income                                (1,602,000)      (0.2)           (591,000)      (0.1)
     Interest expense                               15,915,000        2.1          15,000,000        2.0
                                               ---------------     ------     ---------------     ------
     Income before Income Taxes                     48,077,000        6.2          60,041,000        7.9
     Provision for Income Taxes                     19,231,000        2.5          24,016,000        3.2
                                               ---------------     ------     ---------------     ------
          Net Income                              $ 28,846,000        3.7        $ 36,025,000        4.7
                                               ===============     ======     ===============     ======
Basic Earnings per Share                                 $0.69                          $0.85
                                               ===============                ===============
Diluted Earnings per Share                               $0.69                          $0.85
                                               ===============                ===============
Average Common Shares Outstanding                   41,866,000                     42,264,000
                                               ===============                ===============
Diluted Common Shares Outstanding                   41,999,000                     42,466,000
                                               ===============                ===============
Dividends Declared Per Share                             $0.33                          $0.32
                                               ===============                ===============

The accompanying notes are an integral part of this statement.

                         Wallace Computer Services, Inc.                  Page 3
                                    FORM 10-Q
                   For Quarterly Period Ended January 31, 2000

                          Part I Financial Information
                       ----------------------------------

Item 1.  Financial Statements
------------------------------------

         The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the three months ended January 31, 2000, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                             Wallace Computer Services, Inc. and Subsidiaries
                                 Consolidated Income Statement (Unaudited)

                                                               For the Three Months Ended
                                                                       January 31
                                        -----------------------------------------------------------------
                                                                     %                              %
                                                     2000          Sales            1999          Sales
                                        -----------------------------------------------------------------
Net Sales                                         $384,248,000      100.0        $376,306,000      100.0

Cost and Expenses
     Cost of goods sold (Note 1)                   271,915,000       70.8         258,128,000       68.6
     Selling and administrative expenses            67,710,000       17.6          60,134,000       16.0
     Provision for depreciation and
          amortization                              19,736,000        5.1          19,249,000        5.1
                                               ---------------     ------     ---------------     ------
          Total costs and expenses                 359,361,000       93.5         337,511,000       89.7
                                               ---------------     ------     ---------------     ------
     Operating Income                               24,887,000        6.5          38,795,000       10.3
                                               ---------------     ------     ---------------     ------
     Interest income                                  (661,000)      (0.2)           (290,000)      (0.1)
     Interest expense                                8,435,000        2.2           7,426,000        2.0
                                               ---------------     ------     ---------------     ------
     Income before Income Taxes                     17,113,000        4.5          31,659,000        8.4
     Provision for Income Taxes                      6,845,000        1.8          12,664,000        3.4
                                               ---------------     ------     ---------------     ------
          Net Income                              $ 10,268,000        2.7        $ 18,995,000        5.0
                                               ===============     ======     ===============     ======
Basic Earnings per Share                                 $0.25                          $0.45
                                                          ====                           ====
Diluted Earnings per Share                               $0.25                          $0.45
                                                          ====                           ====
Average Common Shares Outstanding                   41,377,000                     41,782,000
                                               ===============                ===============
Diluted Common Shares Outstanding                   41,455,000                     42,059,000
                                               ===============                ===============
Dividends Declared Per Share                            $0.165                          $0.16
                                                        ======                         ======


The accompanying notes are an integral part of this statement.

             Wallace Computer Services, Inc. and Subsidiaries            Page 4
                           Consolidated Balance Sheet

                                                             January 31, 2000         July 31, 1999
                                                                 (Unaudited)            (Audited)
Assets                                                       -----------------       ---------------
------
Current Assets
     Cash and cash equivalents                                 $            0        $    8,033,000
     Accounts receivable                                          302,287,000           297,677,000
     Less-allowance for doubtful accounts                           5,419,000             5,582,000
                                                               --------------        --------------
         Net receivables                                          296,868,000           292,095,000
     Inventories (Note 1)                                         116,557,000           107,540,000
     Prepaid taxes                                                 33,472,000            37,422,000
     Advances and prepaid expenses                                  5,328,000             3,284,000
                                                               --------------        --------------
         Total current assets                                     452,225,000           448,374,000
                                                               --------------        --------------
Property, plant and equipment, at cost                            880,518,000           846,898,000
Less-reserves for depreciation and amortization                   439,593,000           409,891,000
                                                               --------------        --------------
     Net property, plant and equipment                            440,925,000           437,007,000
                                                               --------------        --------------
Intangible assets arising from acquisitions                       310,768,000           306,117,000
Cash surrender value of life insurance                             60,560,000            58,796,000
Systems development costs                                          53,764,000            43,337,000
Other assets                                                        4,045,000             4,028,000
                                                               --------------        --------------
     Total assets                                              $1,322,287,000        $1,297,659,000
                                                               ==============        ==============
Liabilities and Stockholders' Equity
Current Liabilities
     Current portion long-term debt                            $    2,635,000        $    2,290,000
     Short-term notes payable                                      43,586,000            21,222,000
     Accounts payable                                              79,565,000            85,577,000
     Accrued salaries, wages, profit sharing and other             74,731,000            82,776,000
                                                               --------------        --------------
           Total current liabilities                              200,517,000           191,865,000
                                                               --------------        --------------
Long-term debt                                                    448,759,000           416,653,000
Deferred income taxes                                              63,855,000            64,438,000
Deferred compensation and retirement benefits                      32,658,000            31,992,000
Other long-term liabilities                                         8,396,000             9,144,000
Stockholders' equity
     Common stock (Note 2)- issued shares of
         45,764,054 at January 31, 2000 and July 31, 1999          45,764,000            45,764,000
     Additional capital                                            37,737,000            37,528,000
     Deferred compensation                                          4,771,000             3,883,000
     Retained earnings                                            590,517,000           581,392,000
     Treasury stock  (at cost)- 5,263,462 shares at
         January 31, 2000 and 3,546,243 shares at
         July 31, 1999                                           (110,687,000)          (85,000,000)
                                                               --------------        --------------
     Total stockholders' equity                                   568,102,000           583,567,000
                                                               --------------        --------------
Total liabilities and stockholders' equity                     $1,322,287,000        $1,297,659,000
                                                               ==============        ==============

The accompanying notes are an integral part of this statement.

             Wallace Computer Services, Inc. and Subsidiaries            Page 5
                Consolidated Statement of Cash Flows (Unaudited)

                                                               For the Six Months Ended
                                                                     January 31
                                                           ----------------------------
                                                               2000            1999
Cash Flows from Operating Activities:                      ------------    ------------
     Net income from operations                            $ 28,846,000    $ 36,025,000
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                       39,322,000      37,985,000
         Deferred taxes                                        (168,000)     (5,550,000)
         Gain on disposal of property                          (326,000)       (556,000)
     Changes in assets and liabilities
         Accounts receivable                                 (2,861,000)    (24,047,000)
         Inventories                                         (8,730,000)      4,753,000
         Advances and prepaid expenses                       (1,985,000)       (328,000)
         Prepaid taxes                                        3,950,000        (288,000)
         Other assets                                       (15,745,000)    (21,431,000)
         Accounts payable and other liabilities             (15,320,000)    (10,412,000)
         Accrued income taxes                                  (750,000)      9,328,000
         Deferred compensation and retirement benefits          666,000         914,000
                                                           ------------    ------------
     Net cash provided by operating activities               26,899,000      26,393,000
                                                           ------------    ------------
Cash Flows from Investing Activities:
     Capital expenditures                                   (34,305,000)    (26,359,000)
     Proceeds from disposal of property                       2,457,000       5,226,000
     Net construction funds held by trustee                           0       1,280,000
     Other capital investments-acquisitions                  (9,496,000)              0
                                                           ------------    ------------
     Net cash used in investing activities                  (41,344,000)    (19,853,000)
                                                           ------------    ------------
Cash Flows from Financing Activities:
     Treasury stock transactions                            (30,872,000)    (21,837,000)
     Cash dividends paid                                    (13,699,000)    (13,372,000)
     Net proceeds from short-term debt                       21,864,000       9,748,000
     Retirement of long-term debt                           (10,432,000)    (38,580,000)
     Proceeds from issuance of long-term debt                39,551,000      54,000,000
                                                           ------------    ------------
     Net cash provided by/(used in) financing activities      6,412,000     (10,041,000)
                                                           ------------    ------------
Net changes in cash and cash equivalents                     (8,033,000)     (3,501,000)
Cash and cash equivalents at beginning of year                8,033,000       3,501,000
                                                           ------------    ------------
Cash and cash equivalents at January 31                    $          0    $          0
                                                           ============    ============
Supplemental Disclosure:
     Interest paid (net of interest capitalized)           $ 11,911,000    $ 10,557,000
     Income taxes paid (net of refunds received)             18,397,000      15,815,000



The accompanying notes are an integral part of this statement.

                  Wallace Computer Services, Inc. and Subsidiaries        Page 6
                   Notes to Consolidated Financial Statements
                                January 31, 2000
                                   (Unaudited)

Note 1 - Inventories

         Inventories at January 31, 2000, and July 31, 1999, were as follows:

                                         January 31, 2000      July 31, 1999
                                         ----------------      --------------
                  Raw materials               $12,936,000        $18,043,000
                  Work in process              18,468,000         16,948,000
                  Finished products            85,153,000         72,549,000
                                         ----------------      --------------
                                             $116,557,000       $107,540,000
                                         ================      ==============

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


Note 2 - Stock Options

         As of January 31, 2000, options to purchase 2,472,090 shares of common stock were outstanding and 3,437,088 shares of common stock were available for future grants under the Company's Stock Incentive and Employee Stock Purchase Plans.

         The Company has authorized 100,000,000 shares of common stock and issued 45,764,054 as of January 31, 2000. Of these shares, 5,263,462 were held in treasury as of January 31, 2000. The number of shares held in treasury at July 31, 1999 was 3,546,243.


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

                Wallace Computer Services, Inc. and Subsidiaries          Page 7
                   Notes to Consolidated Financial Statements
                                January 31, 2000
                                   (Unaudited)

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

         Summarized segment data and a reconciliation to the consolidated totals for the six months ended January 31, 2000, and January 31, 1999 and three months ended January 31, 2000, and January 31, 1999 as follows:


Six Months Ended January 31, 2000         External    Income before
(Amounts in Thousands)                       Sales    Income Taxes
-------------------------------------------------------------------
Forms and Labels Segment                   $395,356   $ 46,199
Integrated Graphics Segment                 376,508     16,191
-------------------------------------------------------------------
Segment Total                               771,864     62,390
-------------------------------------------------------------------
Net Interest Expense                              0    (14,313)
-------------------------------------------------------------------
Consolidated                               $771,864   $ 48,077
===================================================================


Six Months Ended January 31, 1999         External    Income before
(Amounts in Thousands)                       Sales    Income Taxes
-------------------------------------------------------------------
Forms and Labels Segment                   $392,914   $ 54,640
Integrated Graphics Segment                 368,307     19,810
-------------------------------------------------------------------
Segment Total                               761,221     74,450
-------------------------------------------------------------------
Net Interest Expense                              0    (14,409)
-------------------------------------------------------------------
Consolidated                               $761,221   $ 60,041
===================================================================


Three Months Ended January 31, 2000       External    Income before
(Amounts in Thousands)                       Sales    Income Taxes
-------------------------------------------------------------------
Forms and Labels Segment                   $193,691   $ 20,796
Integrated Graphics Segment                 190,557      4,091
-------------------------------------------------------------------
Segment Total                               384,248     24,887
-------------------------------------------------------------------
Net Interest Expense                              0     (7,774)
-------------------------------------------------------------------
Consolidated                               $384,248   $ 17,113
===================================================================

              Wallace Computer Services, Inc. and Subsidiaries            Page 8
                 Notes to Consolidated Financial Statements
                              January 31, 2000
                                 (Unaudited)

Note 3 - Segment Reporting (continued)

Three Months Ended January 31, 1999       External    Income before
(Amounts in Thousands)                       Sales     Income Taxes
-------------------------------------------------------------------
Forms and Labels Segment                   $193,624        $ 30,037
Integrated Graphics Segment                 182,682           8,758
-------------------------------------------------------------------
Segment Total                               376,306          38,795
-------------------------------------------------------------------
Net Interest Expense                              0          (7,136)
-------------------------------------------------------------------
Consolidated                               $376,306        $ 31,659
===================================================================

There are no material changes in Segment Assets from Fiscal Year-End 1999.

Note 4 - Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

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

Note 7 - Subsequent Events - Restructuring and Other

         On February 29, 2000, the Company announced a plan to restructure its operations to increase long-term profitability. In conjunction with this program four manufacturing facilities will be closed, approximately 300 employees will be eliminated and certain underutilized and abandoned equipment and software will be written off. The Company estimates the total cost of the program will be in the range of $35 million to $45 million with the majority of costs being incurred in the third quarter of fiscal 2000. No charges were incurred related to this restructuring in the second quarter of fiscal 2000.

                Wallace Computer Services, Inc. and Subsidiaries         Page 9
                   Notes to Consolidated Financial Statements
                                January 31, 2000
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------
         Results of Operations
         ------------------------------

         For the three-month period ended January 31, 2000, net sales increased 2.1% to $384.2 million. Adjusting for acquisitions and divestitures, net sales were up 4.2% over the same quarter a year ago. The Company estimates unit growth for the quarter was flat, while increasing paper prices had the effect of increasing sales by approximately 4%. For the six-month period ended January 31, 2000, net sales increased 1.4% to $771.9 million. Adjusting for acquisitions and divestitures, net sales were up 3.6% over the same period a year ago. The estimated unit growth for the six-month period was approximately 1%.

         Roughly one third of sales are sold to customers under a written contract with the Company, which is consistent with the second quarter a year ago. Contract sales provide the Company a stable sales base which leads to an increased, more consistent asset utilization of its facilities. A significant portion of contract sales are sales to customers managed by the W.I.N. system.

         The Company is also hiring experienced sales representatives to continue to capitalize on local transactional business. The combination of higher transactional sales and increased contract sales is important in providing stability to the Company's profitability and utilization rates.

         Net income for the second quarter decreased 45.9% to $10.3 million or 25 cents per share (both basic and diluted), down from $19.0 million or 45 cents per share (both basic and diluted) in the same quarter a year ago. Net income for the six-month period ending January 31, 2000 decreased 19.9% to $28.8 million or 69 cents per share (both basic and diluted), down from $36.0 million or 85 cents per share (both basic and diluted).

         Cost of sales for the quarter was 70.8% of sales for the quarter as compared to 68.6% in the second quarter of last year. The second quarter includes a LIFO charge of $1,119,000 or 1.6 cents per share versus a LIFO credit of $592,000 or 0.9 cents per share in the second quarter of last year. Cost of sales for the six-month period ended January 31, 2000 was 69.5% of sales as compared to 69.0% in the same period a year ago. Total LIFO charges in the first half of fiscal year 2000 were $1,690,000 or 2.4 cents per share versus LIFO credits of $592,000 or 0.9 cents per share in the same period a year ago.

         Year over year, the Forms and Labels segment's sales were unchanged at $193.7 million, with operating income of $20.8 million and operating margin of 10.7%, down from the prior year quarter of $30.0 million and operating margin of 15.5%. Adjusting for acquisitions and divestitures, net sales in this segment increased 4.1%. For the six-month period ended January 31, 2000, segment sales increased slightly from $392.9 million to $395.4 million, with operating income of $46.2 million and operating margin of 11.7%, down from prior year-to-date of $54.6 million and operating margin of 13.9%. Adjusting for acquisitions and divestitures, net sales in this segment increased 5.8% from the same period a year ago. The impact of rising paper prices continues to adversely affect operating margins in this segment. The majority of the LIFO impact discussed in the preceding paragraph relates to this segment. In January, the Company started to see the benefits of increased sales prices arising from the September 1999 paper price increase.

                Wallace Computer Services, Inc. and Subsidiaries        Page 10
                   Notes to Consolidated Financial Statements
                                January 31, 2000
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
--------------------------------------------------------------------

         Year over year, the Integrated Graphics segment's sales increased from $182.7 million to $190.6 million, with operating income of $4.1 million and operating margin of 2.1%, down from prior year quarter of $8.8 million and operating margin of 4.8%. Adjusting for acquisitions and divestitures, net sales in this segment increased 4.4%. For the six-month period ended January 31, 2000, segment sales increased slightly from $368.3 million to $376.5 million, with operating income of $16.2 million and operating margin of 4.3%, down from prior year-to-date operating income of $19.8 million and operating margin of 5.4%. Adjusting for the acquisitions and divestitures, net sales in this segment increased 1.5% from the same period a year ago. While sales did grow over the prior year, they did not grow in line with Company expectations. At the same time, manufacturing expenses increased in anticipation of higher sales volumes. A portion of the restructuring plan announced in February 2000 is aimed at addressing the build-up of expenses. The closing of certain under-performing plants has been announced and workforce reductions in other areas within the segment will take place in the third quarter.

         Selling and administrative expenses for the quarter were 17.6% of sales versus 16.0% in the second quarter of last year. For the six months ended January 31, the ratio to sales was 17.3% versus 16.2%. Included in the current quarter is a one-time charge of $2.3 million for executive retirement benefits. The majority of the remaining increase continues to relate to the expansion in the Company's information technology infrastructure and positioning for business-to-business eCommerce. There has also been an increase in year over year expenses in the financial division as the Company has added personnel and improved financial systems. Selling expense has increased as the Company has hired a number of sales representatives, including experienced sales representatives, in order to increase the transactional business. The restructuring previously mentioned and other cost reduction opportunities have been identified which should bring these expenses back to historical levels by the fourth fiscal quarter of this year.

         Fiscal year 1999 year-to-date total selling & administrative expenditures includes $1,053,000 of Year 2000 related programming expenses, of which $541,000 relates to the second quarter fiscal year 1999, compared to no charges in the current fiscal year period to date. Total Year 2000 costs are the same as disclosed in the Company's 1999 Annual Report.

         The Company's effort to address Year 2000 compliance issues included
         (i) evaluating internal computing infrastructure, business applications and production systems for Year 2000 compliance, and (ii) replacing or remediating systems and applications as necessary to assure such compliance. The Company's efforts in these respects were completed as of December 31, 1999.

         Substantially all of the Company's Software, firmware, hardware (including embedded chips) and equipment used in its printing operations, including its pre-press and press equipment and its equipment used to finish and deliver its products, were not materially affected by a Year 2000 related failure. Also, the Company did not experience any Year 2000 related problems caused by key suppliers or customers whose systems interact with those of the Company (collectively, "Trading Partners'). In addition, the Company did not experience any Year 2000 related failure caused by utility companies, telecommunication services providers, delivery services, the financial services industry and other suppliers outside of its control.

         There are many suppliers of paper, ink and other materials used in printing operations. Thus the Company believes that it is not materially dependent on any one supplier. The passing of December 31, 1999 and other high-risk dates (i.e. February 29, 2000) with no major negative Year 2000 impact from a

               Wallace Computer Services, Inc. and Subsidiaries         Page 11
                   Notes to Consolidated Financial Statements
                                January 31, 2000
                                   (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations (continued)
-------------------------------------------------------------------------

         U.S. standpoint mitigates the risk of any future major Year 2000 related disruptions. Nonetheless, the Company relies upon utility companies, telecommunication service providers, delivery services, the financial services industry and other suppliers outside of its control and there can be no assurance that such suppliers or other third parties (which the company believes is the most likely "worst case scenario") could result in the reduction or suspension of one or more of the Company's operations and could have a material adverse effect on the Company. Due to the multiple locations of the Company's manufacturing facilities and redundancy of capabilities, localized interruptions would not be expected to have a material adverse effect on the Company. However, in the unlikely case of a systemic failure, such as widespread and prolonged telecommunications or electrical failures, the primary business risks of the Company would include, but not be limited to, loss of customers or orders, increased operating costs, inability to obtain supplies and inventory on a timely basis, disruptions in product shipments or other business interruptions of a material nature, as well as possible legal actions, any of which could have a material, adverse effect on the Company's business, results of operations and financial condition.

         Depreciation and amortization for the quarter was $19.7 million or 5.1% of sales versus $19.2 million or 5.1% of sales in the second quarter a year ago. For the six-month period ended January 31, 2000, depreciation and amortization was $39.3 million or 5.1% of sales versus $38.0 million or 5.0% of sales in the same period a year ago. Of the total, software amortization and development represents $1.8 million for the quarter versus $1.4 million in the second quarter a year ago. For the six-month period ended January 31, 2000, software amortization and development was $3.3 million versus $2.5 million in the same period a year ago. The unamortized balance of all capitalized computer software at January 31, 2000 was $53.8 million, a 24.1% increase from fiscal year-end, due primarily to ongoing enhancements to the Company's order entry, customer service, and inventory management system.

         Interest expense for the quarter was $8.4 million, up from $7.4 million last year. For the six months ended January 31, 2000, interest expense increased slightly from $15.0 million to $15.9 million. The increase is primarily due to slightly increased debt levels along with rising interest rates as compared to a year ago. Interest income for the quarter increased $371,000 from the second quarter of last year and increased $1.0 million for the six-month period to date. Most of the increase is related to increased returns on the cash surrender value of life insurance policies.

         Some of the financial ratios for the twelve months ended January 31, 2000 were: Return on Net Sales of 4.5%, Return on Average Assets of 5.3%, and Return on Equity of 12.3%.

         Liquidity and Capital Resources
         -------------------------------

         Working capital decreased by $4.8 million from July 31, 1999, primarily due to the increase in short-term notes payable, the proceeds of which were used to fund the stock repurchase program. The current ratio at January 31, 2000 was 2.3 to 1.

         Current inventory levels are believed to be in-line with the inventory levels necessary to satisfy customer demand. The Company anticipates having adequate sources of supply of raw materials to meet future business requirements.

               Wallace Computer Services, Inc. and Subsidiaries         Page 12
                   Notes to Consolidated Financial Statements
                                January 31, 2000
                                   (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations (continued)
------------------------------------------------------------------------

         Of the outstanding debt as of January 31, 2000, $230.0 million has been borrowed under a five-year Credit Agreement ("Credit Facility"), which provides for a maximum aggregate principal amount available to be borrowed of $500 million. The borrowings under the Credit Facility are classified as long-term debt as of January 31, 2000 since the Company has the intent and ability to carry that debt long-term. The Company has $200 million of Senior Term Notes with institutional investors with a book value of $183.1 million classified as long-term debt with the earliest maturity in 2006.

         In addition to the credit facility and the senior notes, the Company has unsecured money market lines of $185.0 million under which $43.6 million was borrowed at January 31, 2000, and is classified as short-term debt.

         Of the remaining long-term debt, $23.5 million is made up of industrial revenue bonds at rates ranging from 3.3% to 3.4%. The balance of $14.8 million relates to acquisitions, $6.5 million to the former owners of acquired businesses, with the rest being long-term debt from the Graphic acquisition.

         Total debt currently represents 46.6% of total capitalization. The maximum amount as authorized by the Board of Directors for total borrowings is limited to $600 million.

         Capital expenditures for the first six months of this year totaled $34.3 million. For the full fiscal year, capital expenditures are expected to be in the range of $62 to $64 million, which are expected to be financed through internally generated funds and by borrowing against our revolving credit facility.

         Stockholders' equity decreased 2.7% to $568.1 million at January 31, 2000.


         Common Stock
         ------------

         On September 8, 1999, the Board of Directors increased the annualized dividend rate to $0.66 per share, a 3.1% increase from fiscal 1999.

         During the first six months of fiscal 2000, the Company purchased 2,187,000 shares of Wallace common stock. Total repurchases through January 31, 2000 against the $100 million authorized by the Board in June 1997 have been $87.8 million.

               Wallace Computer Services, Inc. and Subsidiaries         Page 13
                   Notes to Consolidated Financial Statements
                                January 31, 2000
                                   (Unaudited)


                            Part II Other Information
                            --------------------------

Items 1 through 3          None
-----------------

Item 4  Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The Company held its annual meeting of stockholders on November 3, 1999. The results of the three proposals put to a shareholder vote are as follows:

1) Election of directors for the class of directors

                                          For         Withheld
                                       ----------    ----------
Robert J. Cronin                       34,895,928      412,936
Neele E. Stearns Jr                    34,910,844      398,020
Michael T. Riordan                     34,901,582      407,282

2) Approval of an amendment to the 1997 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder


            For             Against         Abstain
       --------------     ------------     ---------
         30,281,870        4,881,074        145,920

3) Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year 2000

             For            Against         Abstain
       --------------     ------------     ---------
         35,147,099          97,635          64,130





Item 5    Other Information
---------------------------
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management, and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events, or developments that the Company expects or anticipates may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the

                Wallace Computer Services, Inc. and Subsidiaries        Page 14
                   Notes to Consolidated Financial Statements
                                January 31, 2000
                                   (Unaudited)


                      Part II Other Information (continued)
                      -------------------------------------

Item 5    Other Information (continued)
---------------------------------------
Company's and its subsidiaries' business and operations, plans, references to future success and other such matters are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to materially differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, general economic, market or business conditions, changes in laws or regulations; the opportunities (or lack thereof) that may be presented to and pursued by the Company and its subsidiaries; successful integration of acquisitions; labor market conditions; changes in postal rates and paper prices; the ability of the Company to retain its customers who generally do not operate under long-term contracts with the Company; the potential unpredictability of the Company's net sales due to seasonal and other factors which can lead to fluctuations in quarterly and annual operating results; the ability of the Company to keep pace with technological advancements in the industry; the effect of technical advancements on the demand for the Company's goods and services; and the risk of damage to the Company's data centers and manufacturing facilities or interruptions in the Company's telecommunications links.

               Wallace Computer Services, Inc. and Subsidiaries         Page 15
                   Notes to Consolidated Financial Statements
                                January 31, 2000
                                   (Unaudited)




Item 6   Exhibits and Reports on Form 8-K
-----------------------------------------
(a)    Exhibits

  10.1 Wallace Computer Services, Inc. Separation Agreement and General Release between the Company and Robert J. Cronin, dated January 18, 2000, filed herewith.

  10.2 2000 Deferred Compensation/Capital Accumulation Plan of the Registrant (form previously filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1995, and incorporated herein by reference to such report).

  10.3 2000 Deferred Compensation/Capital Accumulation Plan for Directors of the Registrant (form previously filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1995, and incorporated herein by reference to such report).

  10.4 Wallace Computer Services, Inc. Consulting Agreement between the Company and Robert J. Cronin, dated January 18, 2000, filed herewith.

  27.1 Financial Data Schedule

(b)    Reports on Form 8-K

   (1) A report on Form 8-K was filed on January 19, 2000 announcing the retirement of Robert J. Cronin from the position of Chairman of the Board and Chief Executive Officer of the Registrant and the appointment of Neele E. Stearns as Chairman of the Board and Michael O. Duffield as Interim Chief Executive Officer.

                                 SIGNATURES
                           ---------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WALLACE COMPUTER SERVICES, INC.





        March 16, 2000                         /s/ Michael O. Duffield
   -----------------------------   ------------------------------------------
             Date                              Michael O. Duffield
                                   Acting Chief Executive Officer, President,
                                              and Chief Operating Officer


         March 16, 2000                         /s/ John J. DeCoster
   -----------------------------   ------------------------------------------
             Date                               John J. DeCoster
                                             Vice-President, Controller
                                           (Principal Accounting Officer)