Form 10-Q
period 2000-04-30
WALLACE COMPUTER SERVICES INC
filed 2000-06-14
CIK 104348

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


        April 30, 2000                                         1-6528
--------------------------------                       -------------------------
 For the quarterly period ended                         Commission file number


                         WALLACE COMPUTER SERVICES, INC.
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                      36-2515832
--------------------------------            ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


            2275 Cabot Drive   Lisle, Illinois             60532
       --------------------------------------------      ----------
         (Address of Principal Executive Offices)        (ZIP CODE)


         (630) 588-5000                                  40,353,470
--------------------------------            ------------------------------------
(Registrant's Telephone Number,             (Number of Common Shares Outstanding
      Including Area Code)                           as of June 1, 2000)


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

                         Wallace Computer Services, Inc.                  Page 2
                                    FORM 10-Q
                    For Quarterly Period Ended April 30, 2000

                          Part I Financial Information


Item 1.  Financial Statements

         The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the nine months ended April 30, 2000, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                Wallace Computer Services, Inc. and Subsidiaries
                    Consolidated Income Statement (Unaudited)

                                                                For the Nine Months Ended
                                                                        April 30
                                                --------------------------------------------------------
                                                                      %                              %
                                                     2000           Sales           1999           Sales
                                                -------------------------      -------------------------
Net Sales                                       $1,160,582,000      100.0      $1,145,953,000      100.0

Cost and Expenses
     Cost of goods sold (Note 1)                   812,817,000       70.0         787,502,000       68.7
     Selling and administrative expenses           204,831,000       17.6         184,631,000       16.1
     Provision for depreciation and
          amortization                              58,452,000        5.0          57,199,000        5.0
     Restructuring charge                           38,896,000        3.4                   -          -
                                                --------------      -----      --------------      -----
          Total costs and expenses               1,114,996,000       96.1       1,029,332,000       89.8
                                                --------------      -----      --------------      -----
     Operating Income                               45,586,000        3.9         116,621,000       10.2
                                                --------------      -----      --------------      -----
     Other income                                   (3,190,000)      (0.3)                  -          -
     Net interest expense                           23,131,000        2.0          22,271,000        1.9
                                                --------------      -----      --------------      -----
     Income before Income Taxes                     25,645,000        2.2          94,350,000        8.2
     Provision for Income Taxes (Note 8)            13,464,000        1.2          37,740,000        3.3
                                                --------------      -----      --------------      -----
          Net Income                            $   12,181,000        1.0      $   56,610,000        4.9
                                                ==============      =====      ==============      =====
Basic Earnings per Share                                 $0.29                          $1.34
                                                         =====                          =====
Diluted Earnings per Share                               $0.29                          $1.34
                                                         =====                          =====
Average Common Shares Outstanding                   41,386,000                     42,166,000
                                                    ==========                     ==========
Diluted Average Common Shares Outstanding           41,646,000                     42,373,000
                                                    ==========                     ==========
Dividends Declared Per Share                            $0.495                         $0.480
                                                        ======                         ======

The accompanying notes are an integral part of this statement.

                         Wallace Computer Services, Inc.                  Page 3
                                    FORM 10-Q
                    For Quarterly Period Ended April 30, 2000

                          Part I Financial Information


Item 1.  Financial Statements

         The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the three months ended April 30, 2000, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                Wallace Computer Services, Inc. and Subsidiaries
                    Consolidated Income Statement (Unaudited)

                                                                For the Three Months Ended
                                                                         April 30
                                                  ------------------------------------------------------
                                                                      %                              %
                                                      2000          Sales            1999          Sales
                                                  -----------------------        -----------------------
Net Sales                                         $388,718,000      100.0        $384,731,000      100.0

Cost and Expenses
     Cost of goods sold (Note 1)                   276,183,000       71.0         262,238,000       68.2
     Selling and administrative expenses            71,313,000       18.3          61,108,000       15.9
     Provision for depreciation and
          amortization                              19,130,000        4.9          19,213,000        5.0
     Restructuring charge                           38,896,000       10.0                   -          -
                                                  ------------      -----        ------------      -----
          Total costs and expenses                 405,522,000      104.3         342,559,000       89.0
                                                  ------------      -----        ------------      -----
     Operating (Loss) Income                       (16,804,000)      (4.3)         42,172,000       11.0
                                                  ------------      -----        ------------      -----
     Other income                                   (3,190,000)      (0.8)                  -          -
     Net interest expense                            8,818,000        2.3           7,863,000        2.0
                                                  ------------      -----        ------------      -----
     (Loss) Income before Income Taxes             (22,432,000)      (5.8)         34,309,000        8.9
     (Recovery)/Provision for Income Taxes
          (Note 8)                                  (5,767,000)      (1.5)         13,724,000        3.6
                                                  ------------      -----        ------------      -----
          Net (Loss) Income                       $(16,665,000)      (4.3)       $ 20,585,000        5.4
                                                  ============      =====        ============      =====
Basic (Loss) Earnings per Share                         $(0.41)                         $0.49
                                                        ======                          =====
Diluted (Loss) Earnings per Share                       $(0.41)                         $0.49
                                                        ======                          =====
Average Common Shares Outstanding                   40,403,000                     41,964,000
                                                    ==========                     ==========
Diluted Average Common Shares Outstanding           40,407,000                     42,182,000
                                                    ==========                     ==========
Dividends Declared Per Share                            $0.165                         $0.160
                                                        ======                         ======

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries          Page 4
                           Consolidated Balance Sheet

                                                           April 30, 2000     July 31, 1999
                                                            (Unaudited)         (Audited)
Assets                                                    ----------------------------------
------
Current Assets
     Cash and cash equivalents                            $     6,511,000    $     8,033,000
     Accounts receivable                                      303,694,000        297,677,000
     Less-allowance for doubtful accounts                       5,650,000          5,582,000
                                                          ---------------    ---------------
         Net receivables                                      298,044,000        292,095,000
     Inventories (Note 1)                                     124,009,000        107,540,000
     Current and deferred income taxes                         39,057,000         37,422,000
     Advances, prepaids, and other expenses                    11,333,000          3,284,000
                                                          ---------------    ---------------
         Total current assets                                 478,954,000        448,374,000
                                                          ---------------    ---------------
Property, plant and equipment, at cost                        847,157,000        846,898,000
Less-reserves for depreciation and amortization               430,737,000        409,891,000
                                                          ---------------    ---------------
     Net property, plant and equipment                        416,420,000        437,007,000
                                                          ---------------    ---------------
Intangible assets arising from acquisitions                   299,337,000        306,117,000
Cash surrender value of life insurance                         50,809,000         58,796,000
Systems development costs                                      53,926,000         43,337,000
Other assets                                                    3,919,000          4,028,000
                                                          ---------------    ---------------
     Total assets                                         $ 1,303,365,000    $ 1,297,659,000
                                                          ===============    ===============

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
     Current portion long-term debt                       $     2,620,000    $     2,290,000
     Short-term notes payable                                  24,207,000         21,222,000
     Accounts payable                                          94,312,000         85,577,000
     Accrued salaries, wages, profit sharing and other         72,554,000         82,776,000
                                                          ---------------    ---------------
         Total current liabilities                            193,693,000        191,865,000
                                                          ---------------    ---------------
Long-term debt                                                458,911,000        416,653,000
Deferred income taxes                                          63,721,000         64,438,000
Deferred compensation and retirement benefits                  37,325,000         31,992,000
Other long-term liabilities                                     8,329,000          9,144,000
Stockholders' equity
     Common stock (Note 2)- issued shares of
         45,764,054 at April 30, 2000 and July 31, 1999        45,764,000         45,764,000
     Additional capital                                        37,841,000         37,528,000
     Deferred compensation                                      4,771,000          3,883,000
     Retained earnings                                        567,252,000        581,392,000
     Treasury stock  (at cost)- 5,585,262 shares at
         April 30, 2000 and 3,546,243 shares at
         July 31, 1999                                       (114,242,000)       (85,000,000)
                                                          ---------------    ---------------
     Total stockholders' equity                               541,386,000        583,567,000
                                                          ---------------    ---------------
Total liabilities and stockholders' equity                $ 1,303,365,000    $ 1,297,659,000
                                                          ===============    ===============

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries          Page 5
                Consolidated Statement of Cash Flows (Unaudited)

                                                                For the Nine Months Ended
                                                                        April 30
                                                               ----------------------------
                                                                   2000            1999
Cash Flows from Operating Activities:                          ------------    ------------
     Net income from operations                                $ 12,181,000    $ 56,610,000
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                           58,452,000      57,199,000
         Restructuring charge                                    30,896,000               0
         Deferred taxes                                            (302,000)     (3,909,000)
         Gain on disposal of property                              (306,000)       (584,000)
     Changes in assets and liabilities
         Accounts receivable                                     (4,036,000)    (38,086,000)
         Inventories                                            (16,182,000)        300,000
         Advances and prepaid expenses                           (1,379,000)      2,759,000
         Prepaid taxes                                           (1,635,000)       (297,000)
         Other assets                                           (17,106,000)    (27,247,000)
         Accounts payable and other liabilities                  (2,759,000)     10,068,000
         Accrued income taxes                                      (750,000)     15,383,000
         Deferred compensation and retirement benefits            5,333,000       2,320,000
                                                               ------------    ------------
     Net cash provided by operating activities                   62,407,000      74,516,000
                                                               ------------    ------------
Cash Flows from Investing Activities:
     Capital expenditures                                       (41,957,000)    (36,788,000)
     Proceeds from disposal of property                             512,000       5,597,000
     Net construction funds held by trustee                               0       1,280,000
     Other capital investments - (acquisitions)/divestitures    (10,067,000)      7,044,000
                                                               ------------    ------------
     Net cash used in investing activities                      (51,512,000)    (22,867,000)
                                                               ------------    ------------
Cash Flows from Financing Activities:
     Treasury stock transactions                                (34,323,000)    (23,780,000)
     Cash dividends paid                                        (20,357,000)    (20,095,000)
     Net proceeds from short-term debt                            2,984,000       4,257,000
     Retirement of long-term debt                               (57,272,000)    (69,532,000)
     Proceeds from issuance of long-term debt                    96,551,000      54,000,000
                                                               ------------    ------------
     Net cash used in financing activities                      (12,417,000)    (55,150,000)
                                                               ------------    ------------
Net changes in cash and cash equivalents                         (1,522,000)     (3,501,000)
Cash and cash equivalents at beginning of year                    8,033,000       3,501,000
                                                               ------------    ------------
Cash and cash equivalents at April 30                          $  6,511,000    $          0
                                                               ============    ============
Supplemental Disclosure:
     Interest paid (net of interest capitalized)               $ 23,412,000    $ 17,852,000
     Income taxes paid (net of refunds received)                 18,655,000      24,257,000

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries          Page 6
                   Notes to Consolidated Financial Statements
                                 April 30, 2000
                                   (Unaudited)

Note 1 - Inventories

         Inventories at April 30, 2000, and July 31, 1999, were as follows:

                                      April 30, 2000   July 31, 1999
                                      --------------   -------------
               Raw materials            $ 15,235,000    $ 18,043,000
               Work in process            32,313,000      16,948,000
               Finished products          76,461,000      72,549,000
                                      --------------   -------------
                                        $124,009,000    $107,540,000
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


Note 2 - Stock Options

         As of April 30, 2000, options to purchase 2,989,452 shares of common stock were outstanding and 2,931,352 shares of common stock were available for future grants under the Company's Stock Incentive and Employee Stock Purchase Plans.

         The Company has authorized 100,000,000 shares of common stock and issued 45,764,054 as of April 30, 2000. Of these shares, 5,585,262 were held in treasury as of April 30, 2000. The number of shares held in treasury at July 31, 1999 was 3,546,243.


Note 3 - Segment Reporting

         The Company adopted SFAS No. 131 for fiscal year-ended 1999. The Company operates in two business segments. Each segment offers distinctive products and services and are managed separately because of their unique production, distribution, and marketing requirements. The Company's two reportable segments are Forms and Labels, and Integrated Graphics.

         The principal products and services supplied by the Forms and Labels Segment include the design, manufacture and sales of both paper based and electronic business forms, the manufacture of both electronic data processing (EDP) labels and prime labels, and the manufacture and distribution of a standard line of office products. The principal products and services supplied by the Integrated Graphics Segment include the design and manufacture of high-color, high-quality marketing and promotional materials, and the manufacture of direct response printing materials.

                Wallace Computer Services, Inc. and Subsidiaries          Page 7
                   Notes to Consolidated Financial Statements
                                 April 30, 2000
                                   (Unaudited)

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

         Summarized segment data and a reconciliation to the consolidated totals for the nine months ended April 30, 2000, and April 30, 1999 and three months ended April 30, 2000, and April 30, 1999 is as follows:

Nine Months Ended April 30, 2000             External     Restructuring             Income before
(Amounts in Thousands)                          Sales            Charge              Income Taxes

-------------------------------------------------------------------------------------------------
Forms and Labels Segment                   $  579,024           $ 4,263                  $ 53,240
Integrated Graphics Segment                   581,558            22,465                     4,514

-------------------------------------------------------------------------------------------------
Segment Total                               1,160,582            26,728                    57,754

-------------------------------------------------------------------------------------------------
Corporate / (Net Interest Expense)                  0                 0                   (19,941)
Restructuring Charge - Corporate                    0            12,168                   (12,168)

-------------------------------------------------------------------------------------------------
Consolidated                               $1,160,582           $38,896                  $ 25,645
=================================================================================================

Nine Months Ended April 30, 1999             External     Restructuring             Income before
(Amounts in Thousands)                          Sales            Charge              Income Taxes

-------------------------------------------------------------------------------------------------
Forms and Labels Segment                   $  574,526                 0                  $ 81,660
Integrated Graphics Segment                   571,427                 0                    34,961

-------------------------------------------------------------------------------------------------
Segment Total                               1,145,953                 0                   116,621

-------------------------------------------------------------------------------------------------
Corporate / (Net Interest Expense)                  0                 0                   (22,271)
Restructuring Charge - Corporate                    0                 0                         0

-------------------------------------------------------------------------------------------------
Consolidated                               $1,145,953                 0                  $ 94,350
=================================================================================================

Three Months Ended April 30, 2000            External     Restructuring      Income (Loss) before
(Amounts in Thousands)                          Sales            Charge              Income Taxes

-------------------------------------------------------------------------------------------------
Forms and Labels Segment                     $183,668           $ 4,263                  $  7,041
Integrated Graphics Segment                   205,050            22,465                   (11,676)

-------------------------------------------------------------------------------------------------
Segment Total                                 388,718            26,728                    (4,635)

-------------------------------------------------------------------------------------------------
Corporate / (Net Interest Expense)                  0                 0                    (5,629)
Restructuring Charge - Corporate                    0            12,168                   (12,168)

-------------------------------------------------------------------------------------------------
Consolidated                                 $388,718           $38,896                  $(22,432)
=================================================================================================

                Wallace Computer Services, Inc. and Subsidiaries          Page 8
                   Notes to Consolidated Financial Statements
                                 April 30, 2000
                                   (Unaudited)

Note 3 - Segment Reporting (continued)

Three Months Ended April 30, 1999            External     Restructuring             Income before
(Amounts in Thousands)                          Sales            Charge              Income Taxes

-------------------------------------------------------------------------------------------------
Forms and Labels Segment                     $181,611                 0                   $27,021
Integrated Graphics Segment                   203,120                 0                    15,151

-------------------------------------------------------------------------------------------------
Segment Total                                 384,731                 0                    42,172

-------------------------------------------------------------------------------------------------
Corporate / (Net Interest Expense)                  0                 0                    (7,863)
Restructuring Charge - Corporate                    0                 0                         0

-------------------------------------------------------------------------------------------------
Consolidated                                 $384,731                 0                   $34,309
=================================================================================================

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

Note 7 - Restructuring and Other Charges

         In February 2000, the Company announced a plan to restructure its operations, which resulted in one-time pre-tax expense totaling $38.9 million in the third fiscal quarter ending April 30, 2000. This is presented separately as a component of income from operations in the Statement of Operations. The anticipated additional charges related to this restructuring should be minimal, with the majority being recognized in the fiscal 2000 fourth quarter.

                Wallace Computer Services, Inc. and Subsidiaries          Page 9
                   Notes to Consolidated Financial Statements
                                 April 30, 2000
                                   (Unaudited)


Note 7 - Restructuring and Other Charges, Continued

         The Company experienced continued softness in the high-quality color marketing and promotional printing market as well as issues relating to the integration of the Graphic Industries acquisition. Management reviewed its operations and developed action plans relating to both segments that dealt with under-performing facilities, underutilized assets, rationalization of certain product lines and a reduction in management positions at the corporate office. The Company's plan was approved, committed to, and for the most part, executed in the third quarter.

The following table summarizes the activity in the restructuring reserve during the quarter:

(Amounts in Thousands)
-------------------------------------------------------------------------------------------------------------
                              Employee          Asset Write-       Other Charges         Total Restructuring
                              Termination       downs
                              Benefits          (non-cash)
-------------------------------------------------------------------------------------------------------------
Restructuring Provision       $ 6,350           $ 30,896           $ 1,650               $ 38,896

-------------------------------------------------------------------------------------------------------------
Adjustments to Reserves       0                 0                  0                     0
Cash Payments                 (2,827)           0                  (865)                 (3,692)
Non-cash items                0                 (30,896)           0                     (30,896)
-------------------------------------------------------------------------------------------------------------
Reserve balance April 30,     $ 3,523           $ 0                $ 785                 $ 4,308
2000
-------------------------------------------------------------------------------------------------------------

         The plan resulted in four plant closings, and resizing and consolidation of other facilities. Exit costs are primarily comprised of tangible and intangible asset write-downs related to assets to be disposed of and the sale of certain facilities, and severance and severance-related costs. Under the plan, during the current quarter, the Company terminated 376 employees, 325 of which are from plant locations and 51 from the corporate headquarters.

         Due to the changes described above, management performed a review of its existing property, and equipment, to determine impairment as described in Statement of Financial Accounting Standards No. 121 (SFAS
         121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Based on its evaluation, management determined that significant impairment in goodwill and long-lived assets associated with plants that were closed or are to be closed occurred related to both segments. Certain assets that had no long-term strategic value were considered held for disposal and either written off or written down to estimated fair market value if the asset was able to be sold. The amount of non-cash write-offs related to impaired assets and allocated goodwill is $19.8 million and $11.1 million, respectively.

Note 8 - Income Taxes

         Due primarily to the non-deductibility of certain restructuring charges, primarily goodwill, the Company's annualized effective tax rate will increase in fiscal year 2000. It is expected that the annual effective tax rate will increase to 52.5% from the previous estimate of 40%. The tax provision in the third quarter adjusts the year-to-date provision to the expected annual effective rate.

                Wallace Computer Services, Inc. and Subsidiaries         Page 10
                   Notes to Consolidated Financial Statements
                                 April 30, 2000
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

         For the three-month period ended April 30, 2000, net sales increased 1.0% to $388.7 million. Adjusting for acquisitions, divestitures, and plant closings, net sales were up 0.4% over the same quarter a year ago. The Company estimates unit growth for the quarter was down 2%, while increasing paper prices had the effect of increasing sales by approximately 2%. For the nine-month period ended April 30, 2000, net sales increased 1.3% to $1.2 billion. Adjusting for acquisitions, divestitures, and plant closings, net sales were up 3.1% over the same period a year ago. The estimated unit growth for the nine-month period was approximately 1%.

         Roughly one third of sales are sold to customers under a written contract with the Company, which is up slightly from the third quarter a year ago. Contract sales provide the Company a stable sales base which leads to an increased, more consistent asset utilization of its facilities. A significant portion of contract sales are sales to customers managed by the W.I.N. system.

         The Company is also hiring experienced sales representatives to continue to capitalize on local transactional business. The combination of higher transactional sales and increased contract sales is important in providing stability to the Company's profitability and utilization rates.

         Net loss for the third quarter decreased to $16.7 million or 41 cents per share (both basic and diluted), down from $20.6 million or 49 cents per share (both basic and diluted) in the same quarter a year ago. Net income for the nine-month period ending April 30, 2000 decreased to $12.2 million or 29 cents per share (both basic and diluted), down from $56.6 million or 1.34 cents per share (both basic and diluted).

         The third quarter ended April 30, 2000 includes a $38.9 million pretax charge for a restructuring program. The Company implemented the restructuring program because of continued softness in the high-quality color marketing and promotional printing market, along with issues relating to the integration of the Graphic Industries acquisition. Management reviewed its operations and developed action plans relating to both segments that dealt with under-performing facilities, underutilized assets, and rationalization of certain product lines. This charge includes the write-off of goodwill associated with plants that were closed or are to be closed, the write-off of abandoned software, the write-down to net realizable value of property and equipment to be sold and severance and outplacement costs. The majority of the restructuring activity occurred in the third quarter which will result in most of the restructuring charge also occurring in the third quarter. Remaining additional charges (estimated to be less than $1 million) will occur in the fourth quarter of fiscal year 2000. Total restructuring charges will be within the range initially estimated by management. The restructuring activities did not materially effect ongoing operations, but did result in increased uses of working capital in the current quarter, specifically the build-up of certain finished goods inventory in anticipation of plant closures. The Company will realize reduced depreciation and amortization charges and reduced employee costs during the fourth quarter of this year and moving forward.

         Cost of sales for the quarter was 71.0% of sales for the quarter as compared to 68.2% in the third quarter of last year. The third quarter includes a LIFO charge of $1,529,000 or 2.3 cents per share, based on historical tax rate of 40% for comparative purposes, versus a LIFO credit of $639,000 or 0.9 cents per share in the third quarter of last year. Cost of sales for the nine-month period ended April 30, 2000 was 70.0% of sales as compared to 68.7% in the same period a year ago. Total LIFO charges in the first nine months of fiscal year 2000 were $3,219,000 or 4.7 cents, based on historical tax rate of 40% for comparative purposes, per share versus LIFO credits of $1,231,000 or
         1.8 cents per share in the same period a year ago.

                Wallace Computer Services, Inc. and Subsidiaries         Page 11
                   Notes to Consolidated Financial Statements
                                 April 30, 2000
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

         Results of Operations, Continued

         Year over year, the Forms and Labels segment's sales increased from $181.6 million to $183.7 million, with operating income of $7.0 million and operating margin of 3.8%, down from the prior year quarter of $27.0 million and operating margin of 14.9%. Adjusting for acquisitions and divestitures, net sales in this segment increased 0.9%. For the nine-month period ended April 30, 2000, segment sales increased slightly from $574.5 million to $579.0 million, with operating income of $53.2 million and operating margin of 9.2%, down from prior year-to-date of $81.7 million and operating margin of 14.2%. Adjusting for acquisitions and divestitures, net sales in this segment increased 4.2% from the same period a year ago.

         The current quarter restructuring charge resulted in a reduction in operating income of $4.3 million for this segment. This charge includes asset write-downs, and severance and severance related costs. Excluding the impact of this charge, operating income would have been down by $15.7 million as compared to the same quarter last year and by $24.2 million for the same year-to-date period.

         The impact of rising paper prices continues to adversely affect operating margins in this segment. The majority of the LIFO impact discussed earlier, resulting from the higher prices on paper grades used primarily in this segment, impacted the results for the quarter. Competitive market conditions continued to pressure selling prices and operating margins in this segment, especially within the business forms division.

         Year over year, the Integrated Graphics segment's sales increased from $203.1 million to $205.1 million, with an operating loss of $11.7 million and operating margin of (5.7%), down from prior year quarter of $15.2 million and operating margin of 7.5%. Adjusting for acquisitions, divestitures, and plant closings, net sales in this segment decreased 0.1%. For the nine-month period ended April 30, 2000, segment sales increased from $571.4 million to $581.6 million, with operating income of $4.5 million and operating margin of 0.8%, down from prior year-to-date operating income of $35.0 million and operating margin of 6.1%. Adjusting for the acquisitions, divestitures, and plant closings, net sales in this segment increased 2.0% from the same period a year ago.

         Sales growth over the second quarter grew in line with Company expectations for the third quarter and was up 7.6% from prior quarter ending January 31, 2000. Consistent with prior years, the third fiscal quarter generates the highest level of Integrated Graphics quarterly sales. These higher sales help to improve margins by increasing equipment utilization in the Integrated Graphic's plants due to the seasonal production of annual reports.

         The current quarter restructuring charge resulted in a reduction in operating income by $22.5 million for this segment. This charge includes the write-off of allocated goodwill, asset write-downs, and severance and severance related costs. Excluding the impact of this charge, operating income would have been down by $4.4 million as compared to the same quarter last year and by $8.0 million for the same year-to-date period.

                Wallace Computer Services, Inc. and Subsidiaries         Page 12
                   Notes to Consolidated Financial Statements
                                 April 30, 2000
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

         Results of Operations, Continued

         Current year margins are below prior years due largely to an increase in manufacturing expenses in anticipation of higher sales volumes for the year. The Company's restructuring program was aimed at addressing this build-up of expenses resulting from under-performing facilities and underutilized assets. During the current quarter, three manufacturing plants were closed and the workforce was reduced, resulting in the significant charge against segment operating margins in the third quarter.

         Selling and administrative expenses for the quarter were 18.3% of sales versus 15.9% in the third quarter of last year. For the nine months ended April 30, the ratio to sales was 17.6% versus 16.1%. Included in the current quarter are one-time charges of $5.1 million. This charge represents an adjustment to the reserve for postretirement medical costs arising from a change in the actuarial assumptions utilized to estimate the benefit, an adverse judgement with respect to the purchase price of a facility previously acquired by Graphic Industries, and further costs associated with management changes. Included in the prior quarter ending January 31, 2000 is a one-time charge of $2.3 million for executive retirement benefits.

         Excluding the one-time adjustments, selling and administrative expenses for the current quarter were 17.0% of sales verses 15.9% in the third quarter of last year. The percentage of sales was flat as compared to the prior quarter ending January 31, 2000. For the nine months ended April 30, the ratio to sales was 17.0% versus 16.1%. The majority of this increase over the prior year continues to relate to the expansion in the Company's information technology infrastructure and positioning for business-to-business eCommerce. There has also been an increase in year over year expenses in the financial division as the Company has added personnel and improved financial systems. Selling expense has increased as the Company has hired a number of sales representatives, including experienced sales representatives, in order to increase the transactional business. The restructuring previously mentioned and other cost reduction opportunities have been identified which should bring these expenses back to historical levels in the fourth quarter of fiscal 2000.

         Fiscal year 1999 year-to-date total selling & administrative expenditures includes $1,372,000 of Year 2000 related programming expenses, of which $319,000 relates to the third quarter fiscal year 1999, compared to no charges in the current fiscal year period to date. Total Year 2000 costs are the same as disclosed in the Company's 1999 Annual Report.

         Depreciation and amortization for the quarter was $19.1 million or 4.9% of sales versus $19.2 million or 5.0% of sales in the third quarter a year ago. For the nine-month period ended April 30, 2000, depreciation and amortization was $58.5 million or 5.0% of sales versus $57.2 million or 5.0% of sales in the same period a year ago. Of the total, software amortization and development represents $1.4 million for the quarter, consistent with the third quarter a year ago. For the nine-month period ended April 30, 2000, software amortization and development was $4.7 million versus $4.0 million in the same period a year ago. The unamortized balance of all capitalized computer software at April 30, 2000 was $53.9 million, a 24.4% increase from fiscal year-end, due primarily to ongoing enhancements to the Company's order entry, customer service, and inventory management system, net of impairment charge.

         Other income for the quarter of $3.2 million represents the proceeds received from the sale of stock that the Company received in John Hancock's conversion from a policyholder owned company to a stockholder based company.

                Wallace Computer Services, Inc. and Subsidiaries         Page 13
                   Notes to Consolidated Financial Statements
                                 April 30, 2000
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

         Results of Operations, Continued

         Interest expense for the quarter was $9.0 million, up from $8.1 million last year. For the nine months ended April 30, 2000, interest expense increased from $23.1 million to $25.0 million. The increase is primarily due to increased debt levels along with rising interest rates as compared to a year ago. Interest income for the quarter remained flat as compared to the third quarter of last year and increased approximately $1.0 million for the nine-month period to date. Most of the increase is related to increased returns on the cash surrender value of life insurance policies.

         Due to the restructuring charges, a portion of which is not deductible, the current year tax rate is expected to be 52.5%. Management anticipates that the annual tax rate for fiscal year 2001 should be in the range of 41% to 43%.

         Some of the financial ratios for the twelve months ended April 30, 2000 were: Return on Net Sales of 3.2%, Return on Average Assets of 3.9%, and Return on Equity of 9.1%, excluding the income effects of the current quarter restructuring charge.

         Liquidity and Capital Resources

         Working capital increased by $28.8 million from July 31, 1999. Of the total increase, $6.7 million of the increase is related to estimated proceeds from disposition of assets due to the restructuring. Of the $16.5 million increase in Inventory, $5.0 million is related to the build-up in finished goods inventory in anticipation of plant closures with the majority of the remaining increase due to seasonal build-up in the Integrated Graphics segment. The current ratio at April 30, 2000 was 2.5 to 1.

         Current inventory levels are believed to be in-line with the inventory levels necessary to satisfy customer demand. The Company anticipates having adequate sources of supply of raw materials to meet future business requirements.

         Of the outstanding debt as of April 30, 2000, $240.0 million has been borrowed under a five-year Credit Agreement ("Credit Facility"). Subsequent to April 30, 2000, the Company elected to lower the maximum aggregate principal amount available to be borrowed under the Credit Facility from $500 million to $400 million due to significant excess borrowing capacity. The borrowings under the Credit Facility are classified as long-term debt as of April 30, 2000 since the Company has the intent and ability to carry that debt long-term.

         The Company has $200 million of Senior Term Notes with institutional investors with a book value of $183.5 million classified as long-term debt with the earliest maturity in 2006.

         In addition to the credit facility and the senior notes, the Company has unsecured money market lines of $125.0 million under which $24.2 million was borrowed at April 30, 2000, and is classified as short-term debt.

         Of the remaining long-term debt, $23.5 million is made up of industrial revenue bonds at rates ranging from 5.1% to 5.2%. The balance of $14.5 million relates to acquisitions, $6.5 million to the former owners of acquired businesses, with the rest being long-term debt from the Graphic acquisition.

                Wallace Computer Services, Inc. and Subsidiaries         Page 14
                   Notes to Consolidated Financial Statements
                                 April 30, 2000
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

         Liquidity and Capital Resources, Continued

         During the current quarter, Standard and Poor's lowered the Company's credit rating from BBB+ to BBB, resulting in an anticipated increase in annual borrowing costs by approximately $160,000.

         The maximum amount as authorized by the Board of Directors for total borrowings is limited to $600 million.

         Total debt currently represents 47.3% of total capitalization. The restructuring charge to equity and share repurchases made during the current quarter resulted in a slight increase in this ratio from the second quarter of fiscal 2000.

         Capital expenditures for the first nine months of this year totaled $42.0 million. For the full fiscal year, capital expenditures are expected to be in the range of $47.0 to $52.0 million, which are expected to be financed through internally generated funds and by borrowing against our revolving credit facility. The full fiscal year estimate has been reduced in light of the restructuring program and a complete review of current fixed asset utilization.

         Corporate owned life insurance policies totaling $14.2 million were surrendered in the current quarter, with the cash proceeds used to reduce debt.

         Restructuring charges in the quarter of $38.9 million consisted of $30.9 million of non-cash items and 8.0 million of cash items. Cash payouts for employee termination benefits, anticipated to occur over the next 12 months, are expected to be substantially offset by proceeds from the sale of property and equipment. The Company anticipates all cash transactions related to the restructuring will occur within the next 12 months.

         Stockholders' equity decreased 7.2% to $541.4 million at April 30, 2000.


         Common Stock

         On September 8, 1999, the Board of Directors increased the annualized dividend rate to $0.66 per share, a 3.1% increase from fiscal 1999.

         During the first nine months of fiscal 2000, the Company purchased 2,509,000 shares of Wallace common stock. Total repurchases through April 30, 2000 against the $100 million authorized by the Board in June 1997 have been $91.4 million.

                Wallace Computer Services, Inc. and Subsidiaries         Page 15
                   Notes to Consolidated Financial Statements
                                 April 30, 2000
                                   (Unaudited)

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


Item 6   Exhibits and Reports on Form 8-K

         (a)      Exhibits

            10.1 Wallace Computer Services, Inc. Separation Agreement and General Release between the Company and Michael T. Leatherman, dated March 15, 2000, filed herewith.

            27.1  Financial Data Schedule.

         (b)      Reports on Form 8-K

              (1) A report on Form 8-K was filed on March 16, 2000 announcing that the Board of Directors of the Company adopted a Rights Agreement, dated March 14, 2000, between the Company and Harris Trust and Savings Bank, as Rights Agent.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         WALLACE COMPUTER SERVICES, INC.





         June 14, 2000                      /s/ Michael O. Duffield
       -----------------        ------------------------------------------------
              Date                              Michael O. Duffield
                                 Acting Chief Executive Officer, President, and
                                             Chief Operating Officer


         June 14, 2000                       /s/ John J. DeCoster
       -----------------        ------------------------------------------------
              Date                               John J. DeCoster
                                           Vice-President, Controller
                                         (Principal Accounting Officer)