Form 10-K
period 2000-07-31
WALLACE COMPUTER SERVICES INC
filed 2000-10-20
CIK 104348

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended July 31, 2000  Commission File Number 1-6528

                         Wallace Computer Services, Inc.
                         -------------------------------
             (Exact name of the Company as specified in its charter)

             Delaware                                        36-2515832
             --------                                        ----------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)

    2275 Cabot Drive   Lisle, Illinois                       60532
    ----------------------------------                       -----
 (Address of principal executive offices)                    (Zip Code)

Company's telephone number, including area code:       (630) 588-5000
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                Name of each exchange on which registered
           -------------------                -----------------------------------------
   Common Stock, $1.00 par value                       New York Stock Exchange
   Series A Preferred Stock Purchase Rights            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  X  Yes       No
 ---       ---

State the aggregate market value of the voting stock held by nonaffiliates of the Company.
$583,334,122 (based on the October 10, 2000, closing price of these shares on the New York Stock Exchange)

Indicate the number of shares outstanding of each of the Company's classes of common stock, as of the latest practicable date.
As of October 10, 2000, 40,404,095 shares of Common Stock were outstanding.

Documents incorporated by reference:
    1.  Definitive Proxy Statement - Part III of this Form 10-K

Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                TABLE OF CONTENTS

Form 10-K
Item No.              Name of Item                                                          Page
--------              ------------                                                          ----
Part I

     Item 1           Business                                                                 3
     Item 2           Properties                                                               9
     Item 3           Legal Proceedings                                                       13
     Item 4           Submission of Matters to a Vote of
                      Security Holders                                                        13

Part II

     Item 5           Market for the Company's Common Equity and
                      Related Stockholder Matters                                             13
     Item 6           Selected Financial Data                                                 14
     Item 7           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                           16
     Item 7(A)        Quantitative and Qualitative Disclosures About
                      Market Risk                                                             26
     Item 8           Financial Statements and Supplementary Data                             26
     Item 9           Changes in and Disagreements With Accountants
                      on Accounting and Financial Disclosure                                  26

Part III

     Item 10          Directors and Executive Officers of the
                      Company                                                                 27
     Item 11          Executive Compensation                                                  29
     Item 12          Security Ownership of Certain Beneficial
                      Owners and Management                                                   29
     Item 13          Certain Relationships and Related
                      Transactions                                                            29

Part IV

     Item 14          Exhibits, Financial Statement Schedules,
                      and Reports on Form 8-K                                                 30

     Signatures                                                                               31

     Exhibit Index                                                                            57

                                     Part I
Item 1   Business


(a) General Development of Business

Wallace Computer Services, Inc. (the "Company") was founded in 1908 as an Illinois corporation under the name "Wallace Press, Inc." It was reorganized in June 1963 as "Wallace Business Forms, Inc.", a Delaware corporation. The name was changed in November 1981 to "Wallace Computer Services, Inc." to reflect the broad array of products sold by the Company to computer users.

In fiscal year 1998, the Company expanded its commercial printing capabilities with the acquisition of the 20 Graphic Industries, Inc. ("Graphic") companies in November 1997. Graphic was the largest network of sheet-fed commercial printing plants in the United States. They focus on high-quality, short-to-medium run collateral and high color marketing materials and annual reports for the Company's target Fortune 1000 customers. The Graphic acquisition was made through an all cash purchase of Graphic's shares of common stock. The acquisition price was $308.3 million, based on outstanding shares, options and converted indenture notes valued at $21.75 per share, plus $6.1 million of transaction costs, and net debt totalling $123.4 million. In June 1998, the Company also expanded its product line in the fast growing label market with the acquisition of Good Decal Co., in Englewood, Colorado. Good Decal makes pressure sensitive labels, decals and screen printed graphic overlays. This acquisition was made for $12.3 million of cash and a note payable for $1.0 million.

In December 1998, the Company sold substantially all of the assets of Visible Computer Supply, its contract stationers business, in a transaction that approximated book value. Both of the divestitures sold product lines that were not compatible with the Company's strategic direction. In February 1999, the Company sold Mercury Printing, acquired as part of the Graphic Industries acquisition, for $7.0 million.

In May 1999, the Company acquired Commercial Press, Inc., a West Coast commercial printer. This acquisition was made for $20.1 million of cash, the assumption of debt totalling $2.2 million, and a note payable of $2.3 million. The Company also acquired Denver Graphic, Inc., a small prime label company, in May 1999. The acquisition was made for $3.0 million of cash and a note payable of $150,000.

On January 18, 2000, the Company acquired Metro Printing, Inc. The acquisition price was $12.2 million of cash and a note payable of $1.3 million. On October 31, 1999, the Company sold Quadras, Inc., acquired as a part of the Graphics acquisition, in a transaction that approximated book value.

In the third quarter of fiscal 2000, the Company announced a restructuring plan and undertook initiatives to reduce the overall cost base of the Company. The fiscal year results include a pretax charge of $41.6 million related to the restructuring plan. The Company implemented the restructuring program because of continued softness in the high-quality color marketing and promotional printing market, along with other issues relating to the integration of the Graphic acquisition. Management reviewed its operations and developed action plans relating to both segments that dealt with under-performing facilities, underutilized assets, and rationalization of certain product lines. The restructuring resulted in the closing of four plants. The charge includes the write off of goodwill associated with plants that were closed, the write off of abandoned software, the write down to net realizable value of property and equipment to be sold, and severance and outplacement costs. The amount of allocated goodwill written off related to plants acquired in the Graphics acquisition. Looking forward, the Company believes the restructuring will generate savings in both cost of goods sold and selling and administrative costs which should increase Company profitability. The Company is continually looking for ways to reduce its overall cost base.

(b) Financial Information About Segments

The Company is reporting its results in two business segments which reflect the Company's operations and strategies: Integrated Graphics segment, and Forms and Labels segment. Financial information about the Company's segments is contained in footnote 13, Notes to Consolidated Financial Statements, in item 14(a) of
Part IV of this report.

(c) Narrative Description of Business

The Company is recognized as a leading provider of printed products and print management services to Fortune 1000 customers. The Company is evolving to manage all the printing needs of large organizations. Products include commercial printing, high color promotional printing, high color marketing printing, digital printing, direct response printing, business forms, labels and office products. The Company's systems, service, delivery, and distribution capabilities have allowed it to increase its emphasis on services as part of its offering. Services offered include distribution, outsourcing, custom programming, kitting, fulfillment and Web development. Currently, services such as inventory control and product distribution are sold with the printed product the Company provides. The Company believes inventory and distribution services, along with kitting, custom programming, and sourcing on non-printed goods can be sold independently of the printed product and offer an opportunity for revenue growth.

In 1998 the Company developed a new service to help buyers of high-quality, high-color commercial printing ensure consistent print quality, outsource materials management and maximize printing budget efficiency. This service is Total Print Management ("TPM"), which is provided pursuant to exclusive contracts. In fiscal 2000, the volume of contract sales has increased 7.8% over the prior year (before divestitures).

Providing TPM services would not be possible without an enterprise wide information system. Proprietary mainframe and midrange enterprise applications and an extensive communications architecture give the Company the ability to effectively manage a half million stock keeping units (SKUs) and millions of customer transactions. These systems allow the Company to tailor relationships to each customer's unique business needs and processes.

Central to the Company's services is the Wallace Information Network(TM) (W.I.N.(TM)), which was introduced eight years ago and is continually evolving. The suite of W.I.N. management tools improves, simplifies and streamlines many customer processes including inventory management, end-user ordering, version control, tracking, and follow-up. Its value is based on the Company's capability to provide complete and timely data from its enterprise applications through the W.I.N. system. The Company is in the final stages of its W.I.N. system enhancement project which began in 1999 and is expected to be completed in the first half of fiscal 2001.

Logistics and distribution represent one of the largest cost-saving opportunities the Company can deliver to its customers, and distribution capabilities are essential to delivering TPM services. Like its information technology, the Company's distribution system is also proprietary, developed from the ground-up, specifically for the highly transactional, custom nature of its business.

The W.I.N. system was originally created to attack the process costs associated with forms. Because customers who use the system recognize significant first-year cost savings, they want to leverage the Company's services into additional areas. The Company's broad range of products and services provide customers with opportunities to reduce their vendor base and total costs. Wallace provides the primary products required by our customers for a Total Print Management relationship.


                           Integrated Graphics Segment

Product / Service Offering and Markets Served

The Integrated Graphics segment is made up of a nationwide network of commercial print facilities and the Direct Response division which specializes in variable imaging and print on demand products used in the promotional printing markets. The principal products and services supplied by the Integrated Graphics segment include the design and manufacture of high color marketing and promotional printing materials, variable imaging, digital printing, and the manufacture of direct response printing materials. Typical products include corporate image materials, promotional literature, product brochures, product documentation literature, retail point-of-sale materials, direct mail offers, high-quality brochures, industrial and consumer catalogs, directories, and price lists. Services offered include kitting, fulfillment and Web development. The products and services are supplied to the full spectrum of Fortune 1000 customers.

The Company provides a full-service, quick response, value-added resource to its customers, and supplies national coverage and state-of-the-art imaging capabilities and service options, which are designed to increase promotion response rates and reduce customer costs. The Company continues to emphasize its TPM program which allows customers to control their high color print sourcing costs. The objective of TPM is to provide all types of printed material and services to major contract customers, with the primary focus being Fortune 1000 customers. The TPM approach provides an integrated set of services and information tools that allow customers to control all of their print-related costs.

The Company's Direct Response business, which primarily serves corporate marketing organizations, has been repositioned by reducing its emphasis on the mass mailer market and refocusing on one-to-one marketing opportunities in Fortune 1000 marketing organizations.

The predominant distribution channel for this segment is the Company's national direct sales force and the Integrated Graphic's direct sales force.

The market served by the Integrated Graphics segment totals approximately $76 billion. The Company primarily competes with local printers and local direct mail promotional printers in markets that are highly fragmented.

                            Forms and Labels Segment

Product / Service Offering and Markets Served

The principal products and services supplied by the Forms and Labels segment include the design, manufacture and sale of both paper based and electronic business forms, the manufacture of both electronic data processing (EDP) labels and prime labels, and the manufacture and distribution of a standard line of office products. Typical products include air freight package forms, monthly billing statements, healthcare forms, mortgage applications, bar-coded shipping labels, consumer product labels, airline bag tags, blank stock labels, electronic article surveillance tags, security labels, legal pads, computer paper, ribbons, and cash register paper rolls. Services provided by this segment include distribution, outsourcing and custom programming.

The Company, through the use of its TPM strategy, is uniquely positioned to accommodate a wide range of printing and distribution needs of large customers with multiple locations. The products and services are supplied primarily for businesses, government agencies, healthcare, not-for-profit and educational institutions.

These customers typically require a forms vendor with the following characteristics:

a. sufficient forms manufacturing capacity across several regions of the U.S. to satisfy their needs;

b. distribution capability, across several regions of the U.S., to deliver multiple types of forms to hundreds of locations on short notice and;

c. the information services capability to provide centralized billing reporting, forms management, and control for such shipments.

The Company also sells business forms to customers that are not large, forms-intensive firms with multiple locations in local transactional business, on an order by order basis.

The predominant distribution channel for this segment is the national direct sales force. Sales representatives are located in one of the Company's sales offices located throughout the United States and are assigned a specific geographic territory. Within this assigned territory, a sales representative sells all of the Company's products to any customer. Sales support for the direct sales force is provided by the Corporate Marketing department.

EDP labels usually include some computer generated information, such as bar coding, and are designed to meet the needs of key market segments, including retail, health care, small package delivery, manufacturing and required regulatory compliance. Prime labels are high quality promotional and product identification labels used on items such as shampoo bottles and food packages. In fiscal 2000, the Company entered into a licensing agreement to produce security labels, a niche label market.

The remainder of the office products include paper-based stock products such as pads, stock forms, ATM and impact printer ribbons.

The Forms and Labels market served by the Company totals approximately $32 billion and is highly competitive. Due to changes in technology, the business forms market continues to decline. Forms manufacturers are forced to compete for a share of the shrinking market which has resulted in lower overall selling prices. Competitive pressures in the forms industry have compelled many forms manufacturers to move into the growing label market. This shift has brought price competition into this arena as well.

                              Business in General

Raw Materials

The principal raw material used by the Company is paper which is purchased on the open market from numerous suppliers in a variety of weights, widths, colors and sizes. The Company believes that it has adequate sources of supply of raw materials to meet the requirements of its business. The Company's current inventory and committed consigned inventory levels are in line with the inventory levels necessary to satisfy anticipated customer demand.

Working Capital

The Company continues to maintain a strong working capital position, with a current ratio of 2.3 at July 31, 2000, the same as at the end of last fiscal year. Total working capital decreased $9.8 million to $246.7 million as of July 31, 2000 as the Company has focused on reducing working capital in order to pay down debt. Business conditions and the Company's TPM strategy, however, require the Company to produce and store inventories to meet its customers' requirements. Custom and stock finished goods inventories are stored throughout the United States in both public and Company-owned warehouses. Finished products represent 64.8% of total inventory at July 31, 2000.

Substantially all of the Company's sales are made on terms of Net 30 days. Further information on liquidity and capital resources is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations in item 7 of Part II of this report.

Patents and Trademarks

Although certain features of the Company's products and manufacturing processes are covered by owned or licensed patents, the Company does not consider patents to be critical to its business.

Seasonal

The Company does experience some minimal level of seasonality in its Integrated Graphics' operations in the fiscal third quarter related to the seasonal demand for printed annual reports of publicly traded companies. Because many customers' fiscal-year-ends coincide with the calendar year end, the Company experiences increased sales in the March to April period.

Customer

The Company is not dependent upon any one customer or group of customers under common control. No single customer or group of customers accounts for more than 10% of consolidated sales.

Research and Development

The Company is continuously involved in research activities relating to development of new products and technologies and improvement of existing products and technologies. The amount that the Company spends on research activities is not significant in relation to the annual sales volume.

Environmental Protection

Compliance with federal, state and local provisions governing the discharge of materials into the environment has not had and is not anticipated to have a material effect on the Company's capital expenditures, earnings or competitive position.

Employees

The total number of persons employed by the Company was 8,167 as of July 31, 2000.


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

The following principal properties are used by the Integrated Graphics segment:


                                        Approximate
                                          Square
Location                                  Footage              Description
--------                                  -------              -----------
LaPalma, California                        81,300              Manufacturing Plant
                                                               (Leased)

San Diego, California                      60,600              Manufacturing Plant
                                                               (Leased)

Manchester, Connecticut                   108,000              Manufacturing Plant


Orlando, Florida                          113,000              Manufacturing Plant
                                                               Distribution Center
                                                               (Leased)

Atlanta, Georgia                          123,600              Manufacturing Plant

Chamblee, Georgia                         193,600              Manufacturing Plant

Clinton, Illinois                         217,100              Manufacturing Plant

Elk Grove Village, Illinois               276,800              Manufacturing Plants
                                                               (One is Leased)
                                                               Printing Fulfillment Center
                                                               (Leased)

Hillside, Illinois                        231,450              Manufacturing Plant
                                                               Engineering and Research Offices
                                                               (Both are Leased)

                                        Approximate
                                          Square
Location                                  Footage              Description
--------                                  -------              -----------
New Orleans, Louisiana                     44,000              Manufacturing Plant

Silver Spring, Maryland                    83,700              Manufacturing Plant

Bedford, Massachusetts                     73,100              Manufacturing Plant

Rochester, New York                        87,700              Manufacturing Plants (Leased)
                                                               Warehouses

Tonawanda, New York                       111,400              Manufacturing Plant

Charlotte, North Carolina                  95,000              Manufacturing Plant

Eden Prairie, Minnesota                    44,000              Manufacturing Plant

Philadelphia, Pennsylvania                 82,500              Manufacturing Plants
                                                               (Includes two facilities)

Pittsburgh, Pennsylvania                  135,600              Manufacturing Plant

Columbia, South Carolina                   58,900              Manufacturing Plant

Austin, Texas                              37,000              Manufacturing Plant

Dallas, Texas                             107,600              Manufacturing Plant

Houston, Texas                            273,500              Manufacturing Plant
                                                               Printing Fulfillment Center (Leased)

West Bend, Wisconsin                       26,600              Manufacturing Plant


The following principal properties are used by the Forms and Labels segment:

Lodi, California                          138,100              Manufacturing Plant and
                                                               Distribution Center

San Luis Obispo, California               110,000              Manufacturing Plant

                                        Approximate
                                          Square
Location                                  Footage              Description
--------                                  -------              -----------
Englewood, Colorado                        48,500              Manufacturing Plants
                                                               (Includes four facilities)
                                                               (Leased)

Metter, Georgia                           221,000              Manufacturing Plant and
                                                               Distribution Center

St. Charles, Illinois                     386,800              Manufacturing Plant
                                                               Distribution Center
                                                               (Includes two facilities)

Osage, Iowa                               256,900              Manufacturing Plants
                                                               (Includes two facilities)

Gastonia, North Carolina                  120,000              Manufacturing Plant

Wilson, North Carolina                    127,200              Manufacturing Plant

Cincinnati, Ohio                           21,800              Manufacturing Plant

Streetsboro, Ohio                          81,400              Manufacturing Plant

Covington, Tennessee                      242,000              Manufacturing Plant and
                                                               Distribution Center

Brenham, Texas                            127,700              Manufacturing Plant and
                                                               Distribution Center

Marlin, Texas                             115,700              Manufacturing Plant

Manchester, Vermont                       162,300              Manufacturing Plant

Luray, Virginia                           162,300              Manufacturing Plant

                                        Approximate
                                          Square
Location                                  Footage              Description
--------                                  -------              -----------
Additional Distribution Centers and Corporate Offices:

Ontario, California                       114,500              Distribution Center (Leased)

Bellwood, Illinois                         28,300              Engineering and Research Facility
                                                               (Leased)

Lisle, Illinois                           105,000              Corporate Headquarters

Lisle, Illinois                            72,100              Technology Center (Leased)

Columbus, Ohio                            154,000              Distribution Center (Leased)

Allentown, Pennsylvania                   100,000              Distribution Center



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

Item 4   Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of Security Holders during the year ended July 31, 2000.



                                     Part II

Item 5   Market for the Company's Common Equity and Related Stockholder Matters

The Company's common shares are traded on the New York Stock Exchange. The total number of holders of record of the Company's common stock was 2,892 as of October 10, 2000. Information about quarterly prices of common stock and dividends paid for the two fiscal years ended July 31 is contained in the table below:


                       MARKET PRICE PER SHARE                    DIVIDENDS PAID PER SHARE
              ----------------------------------------       ---------------------------------
                  FISCAL 2000          FISCAL 1999            FISCAL 2000         FISCAL 1999
              ------------------    ------------------       -------------       -------------
QUARTER        HIGH        LOW       HIGH        LOW
-------       -------    -------    -------    -------
First         $ 25.00    $ 19.63    $ 22.75    $ 15.44             $ .1600           $  .1550
Second          22.88      10.50      27.25      19.75               .1650              .1600
Third           12.75       9.94      24.63      17.75               .1650              .1600
Fourth          11.44       8.56      26.44      22.00               .1650              .1600

Item 6        Selected Financial Data

Selected financial data for each of the five years ended July 31 is contained in the table below:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                   2000              1999             1998           1997            1996
                                               =============     =============    =============    ===========    ===========
OPERATIONS

Net sales                                      $   1,565,238     $   1,530,523    $   1,356,052    $   906,290    $   862,287
Net income (Note A)                                   22,617            76,069           74,208         81,282         72,999
Net income per share (basic) (Note A)                    .55              1.80             1.72           1.88           1.60
Net income per share (diluted) (Note A)                  .55              1.80             1.71           1.86           1.59
Dividends per share                                      .66               .64              .62            .56            .43


FINANCIAL CONDITION

Total assets                                   $   1,249,309     $   1,297,659    $   1,257,463    $   720,442    $   695,850
Long-term debt                                       389,413           416,653          428,224         24,500         30,600
Capital expenditures                                  53,945            50,311           59,632         39,225         59,506
Working capital                                      246,743           256,509          236,857        149,234        206,238


SIGNIFICANT RATIOS

Net income:
     Return on net sales                                 3.7%*             5.0%             5.5%           9.0%           8.5%
     Return on average assets                            4.5%*             6.0%             7.5%          11.5%          11.3%
     Return on average equity                           10.1%*            13.5%            14.3%          16.2%          15.1%
Current ratio                                            2.3               2.3              2.2            2.1            3.1
Total debt/debt plus equity                             42.4%             43.0%            46.0%          10.9%           5.7%
Book value per share                           $       13.45     $       13.82    $       12.65    $     11.45    $     11.20
Sales per employee**                           $       188.2     $       183.4    $       188.8    $     207.4    $     218.4


OTHER

Number of employees                                    8,167             8,464            8,228          4,610          4,131
Number of stockholders of record                       3,138             3,355            3,559          3,680          3,863

* Fiscal 2000 returns are computed excluding the impact of the restructuring and one-time charges and use a historical tax rate.

** Based on average number of employees during the fiscal year.

NOTES TO FIVE YEAR SUMMARY

A. RESTRUCTURING AND ONE-TIME CHARGES: Net income in fiscal 2000 includes restructuring and one-time charges of $45.8 million and reflects a tax rate of 54.5%. The tax rate, which has historically been around 40%, was higher primarily due to the restructuring charge, a portion of which was not deductible. These charges and the increased tax rate negatively impacted net income per share by $0.84. See Management's Discussion and Analysis for further information as to the nature of the charges and their impact on earnings.

B. ACQUISITIONS AND DIVESTITURES: On January 18, 2000, the Company acquired Metro Printing, Inc. The acquisition price was $12.2 million of cash and a note payable of $1.3 million. On October 31, 1999, the Company sold Quadras, Inc., acquired as a part of the Graphics Industries acquisition, in a transaction that approximated book value. On May 21, 1999, the Company acquired the assets of Denver Graphic, Inc. The acquisition price was $3.0 million of cash and a note payable of $150,000. Effective May 1, 1999, the Company acquired Commercial Press, Inc. The acquisition price was $20.1 million of cash, the assumption of debt totalling $2.2 million, and a note payable of $2.3 million. On February 28, 1999, the Company sold Mercury Printing, acquired as part of the Graphic Industries acquisition, for $7.0 million. On December 31, 1998, the Company sold substantially all of the assets of Visible Computer Supply, our contract stationers business, in a transaction that approximated book value. On June 17, 1998, the Company acquired the assets of Good Decal Co. The acquisition price was $12.3 million of cash and a note payable of $1.0 million. Effective November 3, 1997, the Company acquired Graphic Industries, Inc. The acquisition was made through an all cash purchase of Graphic's shares of common stock. The acquisition price was $308.3 million, based on outstanding shares, options and converted indenture notes valued at $21.75 per share, plus $6.1 million of transaction costs, and net debt totalling $123.4 million. See note 2 for further disclosure on the Graphic acquisition. On July 24, 1997, the Company acquired the assets of Moran Printing Company. The acquisition price included notes payable of $29.5 million, and the assumption of net debt totalling $4.9 million. On October 22, 1996, the Company acquired the assets of Post Printing, Inc. The acquisition price was $6.6 million of cash. On February 1, 1996, the Company sold the LaserMax division to a subsidiary of Stralfors A.B. of Ljungby, Sweden in a cash transaction that approximated book value. On February 8, 1996, the Company acquired Forms Engineering Company. The acquisition price included $27.8 million of cash, a note payable of $5.0 million, and the assumption of net debt totalling $2.0 million. On April 19, 1995, the Company acquired Retterbush and Sauer Label Corporation. The acquisition price included $10.1 million of cash and a note payable of $2.0 million. On November 29, 1994, the Company acquired Lampro Graphics, Inc. The acquisition price included $4.6 million of cash, a note payable of $0.3 million, and the assumption of debt totalling $1.9 million. Effective August 1, 1991, the Company acquired MGI Industries, Inc. and subsidiaries and substantially all of the assets of Evergreen Realty (collectively "Colorforms"). The acquisition price included shares of common stock with a market value of $14 million at the acquisition date, $13 million of cash and the assumption of debt totalling $17.5 million.

All acquisitions were accounted for as purchases, and, accordingly, their results of operations are included in the consolidated financial statements from their respective dates of acquisition.

C. STOCK SPLIT: All share and per share amounts have been adjusted for the 2 for 1 stock splits effective August 1989 and July 1996.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATIONAL CHANGES

INTEGRATED GRAPHICS SEGMENT: The Integrated Graphics segment is made up of a nationwide network of commercial print facilities and the Direct Response division which specializes in variable imaging and print on demand products used in the promotional printing market. The principal products and services supplied by the Integrated Graphics segment include the design and manufacture of high color, high quality marketing and promotional materials, and the manufacture of direct response printing materials.

During fiscal 2000 and 1999, the Company took decisive action to divest non-compatible product lines, expand geographic coverage and close under-performing facilities. The Company significantly increased its commitment to high color marketing and promotional printing in the second quarter of fiscal 1998 with the acquisition of Graphic Industries, Inc. ("Graphic"). In fiscal 2000, the Company made several operational decisions that affected this segment. In the third quarter, the Company announced a restructuring that included closing three under-performing plants in this segment by fiscal year end. Two of these plants were acquired as part of the Graphic acquisition. Also in fiscal 2000, the Company acquired a small regional commercial printing operation in the Midwestern United States, and sold Quadras, a design concern that was part of the Graphic acquisition. In fiscal 1999, the Company acquired a commercial printing operation which expanded its commercial printing network to the West Coast of the United States, and divested Mercury Printing, also part of the Graphic acquisition.

FORMS AND LABELS SEGMENT: The principal products and services supplied by the Forms and Labels segment included the design, manufacture and sale of both paper based and electronic business forms, the manufacture of both electronic data processing (EDP) labels and prime labels, and the manufacture and distribution of a standard line of office products.

As a result of the restructuring in fiscal 2000, one multiple-use plant in Lebanon, Kentucky was closed in the fourth quarter with its production being shifted to other Company facilities. In the fourth quarter of fiscal 1999, the Company acquired a small prime label company. In the second quarter of fiscal 1999, the Company divested the operations of Visible Computer Supply, a contract stationers business that did not fit with the long-term strategic direction of the Company.

RESULTS OF OPERATIONS
FISCAL 2000 VERSUS FISCAL 1999

REVENUE: Net sales for fiscal 2000 increased 2.3% over fiscal 1999. Pro Forma sales growth, after adjusting for acquisitions, divestitures and closures is approximately 4%. The breakdown of sales for fiscal 2000 within the two business segments was as follows:

         Business Segment                   % of total revenue        % revenue increase
         ----------------                   ------------------        ------------------
         Integrated Graphics                             50.5%                      3.1%
         Forms and Labels                                49.5%                      1.4%

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

After adjusting for acquisitions and divestitures, the Forms and Labels segment grew 3.9% and the Integrated Graphics segment grew 4.0%. Over the last five years, sales have grown at a compound annual rate of 17.0%, with most of the growth coming from acquisitions. It is estimated that year-over-year unit growth in the Forms and Labels segment was 1% to 3%, while the Integrated Graphics segment remained unchanged.

The Company's sales strategy can be broken into two components. The primary driving force for sales growth is the Company's Total Print Management (TPM) strategy. The objective of TPM is to provide all types of printed material produced by both segments to major contract customers, with the primary focus being Fortune 1000 companies. This is accomplished by the national direct sales force, which sells all of the Company's product offerings. Contract sales (before divestitures) have grown 7.8% over the prior year. Contract sales for the Forms and Labels segment (again before divestitures) were up 4.3% whereas contract sales for the Integrated Graphics segment were up 18.5%.

The second key component of the sales strategy is the continued success in capturing the local transactional business. This is especially important in the Integrated Graphic's segment, where a local sales force captures order by order business in its local market. The national direct sales force also sells directly on an order by order basis. The Company has hired a number of experienced sales representatives in order to recapture market share of transactional business. Adjusted for acquisitions and divestitures, this non-contract business grew 2.4%, with growth coming from both segments.

Paper is the basic raw material for 95% of the Company's products. In the Forms and Labels segment, paper represents approximately 45% of sales. In the Integrated Graphics segment, paper represents approximately 25% of sales. The majority of paper used by the Company comes from three paper grades - uncoated free sheet, tablet and offset. Using 20 pound uncoated free sheet as a proxy for the paper market, published prices during the last two years have increased steadily. After increasing 16% from January 1, 1999 to July 31, 1999, prices continued to increase in fiscal 2000, being up an additional 18% by the end of fiscal 2000.

The Company continues to reduce its exposure to this volatility in the paper market. Contracts signed as part of the TPM program contain provisions to increase or decrease sell prices in line with announced paper price changes. Additionally, the continual shift toward high color marketing and promotional printing, as well as growth in digital print and market-to-one programs further mitigates the overall impact of paper on operating margins. Products in the Integrated Graphics segment have a higher component of value added labor, and thus rely less on the sale of paper.

The Company continues to grow revenue by exploring new business lines. In fiscal 2000, the Company entered into a licensing agreement to produce security labels. The Company used its extensive printing know-how to develop a proprietary method of manufacturing a product not normally associated with a printing operation. This type of niche market represents an opportunity to increase revenue in the more profitable label business. Additionally, the Company's exceptional systems, service delivery, and distribution capabilities have allowed the Company to increase its emphasis on services as part of its product offering. Currently, services such as inventory control and product distribution are sold with the printed product the Company provides. The Company believes inventory and distribution services, along with kitting, custom programming, and sourcing of non-printed goods can be sold independently of the printed product and offer an opportunity for revenue growth.

COST OF GOODS SOLD: Cost of goods sold as a percent to sales for fiscal 2000 was 70.3% versus 68.7% in fiscal 1999. The increase in cost of goods sold as a percent of sales was seen in both segments of the business. This trend, however, was more pronounced in the Forms and Labels segment.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

In the Integrated Graphics segment, cost of goods sold as a percent of sales increased by approximately 70 basis points. This increase is largely attributable to competitive market conditions predominantly in the eastern and southeastern United States. The increase in cost of goods sold in those regions was partially offset by a decrease in Direct Response cost of goods sold. The Direct Response division has increased its sales in market-to-one product, which has a lower cost of sales due to lower paper content. This value added variable imaging is the new focal point of the division, which had previously been targeting the mass mailer market. The Company believes that margins can be expanded in the Integrated Graphics segment by continuing to increase contract sales which will increase equipment utilization.

In the Forms and Labels segment, cost of goods sold as a percent of sales increased by approximately 250 basis points. Seventy basis points of the increase is related to an unfavorable change in LIFO expense, which was $4.8 million in fiscal 2000 versus $1.2 million of income in fiscal 1999. The LIFO charge was the result of higher prices on grades of paper primarily used in this segment. A portion of the increased cost of goods sold is due to the delay in passing paper price increases along to customers because of pricing constraints within customers' contracts. For product sold under contract, there is usually a 60 to 90 day lag between the time of a paper price change and its effect on net sales and, ultimately, on gross margin. The Company is also experiencing gross margin compression as a result of ongoing competition. Due to changes in technology, the business forms market has continued to decline. Forms manufacturers are forced to compete for a share of the shrinking market which has resulted in lower overall selling prices. Competitive pressures in the forms industry have compelled many forms manufacturers to move into the growing label market. This shift has brought price competition into this arena as well. The Company continually looks for niche markets to continue to expand revenue and margins in the label market.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses as a percent of sales were 17.1% in fiscal 2000 versus 16.2% in fiscal 1999. Several one-time charges recorded in the second and third quarters have significantly impacted this category. Charges related to executive retirement benefits and other costs related to management changes totalled $3.3 million. Additional charges of $4.1 million included an adjustment to the reserve for post retirement medical costs of $3.0 million that arose from a change in actuarial assumptions utilized to estimate the benefit, and $1.1 million related to an adverse judgment in an arbitration proceeding arising from a contractual obligation of Graphic Industries. Without these one-time charges, selling and administrative expenses would have been 16.6% of sales. While the total fiscal 2000 expense ratio exceeded fiscal 1999, the fourth quarter was 15.4% of sales. The fourth quarter benefited significantly from the restructuring and other cost saving initiatives. The Company expects that selling and administrative expenses will decrease from fiscal 2000 levels (before one-time charges). There were no Y2K related software expenses in fiscal 2000, as compared to $2.0 million in fiscal 1999.

DEPRECIATION AND AMORTIZATION: The provision for depreciation and amortization was 5.0% of sales in fiscal 2000 and 4.9% in fiscal 1999. The current year's total includes $8.1 million of goodwill amortization which is consistent with prior year's level. Software amortization increased to $6.4 million in fiscal 2000 from $5.4 million in fiscal 1999. Most of the increase is related to amortization of a $46 million system enhancement project which began in fiscal 1999 and is being implemented in phases. This project will be completed in the first half of fiscal 2001, when the remainder of the cost will begin to be amortized.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

RESTRUCTURING CHARGE: In the third quarter of fiscal 2000, the Company announced a restructuring plan and undertook initiatives to reduce the overall cost base of the Company. The fiscal year results include a pretax charge of $41.6 million related to the restructuring plan. The Company implemented the restructuring program because of continued softness in the high quality color marketing and promotional printing market, along with other issues relating to the integration of the Graphic Industries acquisition. Management reviewed its operations and developed action plans relating to both segments that dealt with under-performing facilities, underutilized assets, and rationalization of certain product lines. The charge includes the write off of goodwill associated with plants that were closed, the write off of abandoned software, the write down to net realizable value of property and equipment to be sold, and severance and outplacement costs. The amount of allocated goodwill written off related to plants acquired in the Graphics acquisition. The majority of the restructuring activity, and related charges, occurred in the third quarter. While the restructuring is substantially complete, the Company will continue to adjust the reserve account, if necessary, in fiscal 2001.

Looking forward, the Company believes the restructuring will generate savings in both cost of goods sold and selling and administrative costs which should increase company profitability. The Company is continually looking for ways to reduce its overall cost base.

INTEREST EXPENSE: Net interest expense for fiscal 2000 increased $2.0 million over fiscal 1999. The increase is mostly from higher interest rates on variable rate debt, along with additional incremental interest expense resulting from the issuance of $200 million of fixed rate bonds in the second quarter of fiscal 1999 in which the proceeds were used to pay down variable rate debt. The impact of a 10% increase or decrease in interest rates during fiscal 2000 does not have a significant impact on total interest expense for the Company.

OTHER INCOME: Other income includes a one-time credit of $3.2 million which was recorded in the third quarter and represents the proceeds received from the sale of stock that the Company received in John Hancock's conversion from a policyholder owned company to a stockholder based company. The Company received shares in relation to the amount of corporate owned life insurance policies held with John Hancock. This item was considered a one-time charge in the fiscal 2000 results.

INCOME TAXES: Due primarily to the restructuring charges, a portion of which is not deductible, the current year effective tax rate was 54.5%. The tax rate in fiscal 1999 was 40%. The Company projects an effective rate for fiscal 2001 of approximately 41%.

YEAR 2000: The Company's effort to address Year 2000 compliance issues included
(i) evaluating internal computing infrastructure, business applications and production systems for Year 2000 compliance, and (ii) replacing or remediating systems and applications as necessary to assure such compliance. The Company's effort in these respects was completed as of December 31, 1999.

Substantially all of the Company's software, firmware, hardware (including embedded chips) and equipment used in its printing operations, including its pre-press and press equipment and its equipment used to finish and deliver its products, were not materially affected by a Year 2000 related failure. Also, the Company did not experience any Year 2000 related problems caused by key suppliers or customers whose systems interact with those of the Company. In addition, the Company did not experience any Year 2000 related failure caused by utility companies, telecommunication services providers, delivery services, the financial services industry and other suppliers outside of its control. The passing of December 31, 1999 and other high-risk dates (i.e. February 29, 2000) with no major negative impact from a national standpoint mitigates the risk of any future major Year 2000 related disruptions.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

NET INCOME AND NET INCOME PER SHARE: Net income for the year decreased by $53.5 million, or 70.3%, to $22.6 million or $.55 per share. Before the restructuring charge of $41.6 million other one-time charges (net of credits) of $4.2 million, and a tax rate consistent with fiscal 1999 of 40%, net income would have been $34.7 million higher and earnings per share would have been $0.84 higher.


FISCAL 1999 VERSUS FISCAL 1998

Net sales for fiscal 1999 increased 12.9% over fiscal 1998. Several acquisitions and divestitures discussed in the operational changes section at the beginning of the Management's Discussion and Analysis affected the results. Pro forma sales growth after adjusting for acquisitions and divestitures was 4.7%.

The breakdown of net sales for fiscal 1999 within the Company's two business segments was as follows:

         Business Segment                   % of total revenue        % revenue increase
         ----------------                   ------------------        ------------------
         Integrated Graphics                             50.1%                     27.4%
         Forms and Labels                                49.9%                      1.3%

After adjusting for acquisitions and divestitures, the Forms and Labels segment grew 3.0% and the Integrated Graphics segment grew 6.4%.

Over the last five years, sales have grown at a compound annual rate of 21.1%, with most of the growth coming from acquisitions. A significant portion of the increased sales in the Integrated Graphics segment were generated by the national direct sales force, which began selling high color marketing and promotional printing shortly after the acquisition. Products sold by the national direct sales force that were manufactured in the Graphic facilities increased tenfold from fiscal 1998 to fiscal 1999. Based upon a fourth quarter run rate of $60 million, this was equivalent to 13% of Graphic Industries sales in the twelve months prior to acquisition. The Company estimates year-over-year unit growth in both the Forms and Labels segment, and the Integrated Graphics segment to be around 10%.

Paper price changes have a material effect on the Company's reported sales dollars and operating results. Prices on 20 pound white uncoated free sheet rose over 20% from the spring of 1997 to November 1997, then fell more that 15% by the end of fiscal 1998. After remaining steady for the first half of fiscal 1999, the published prices increased by 16% from January 1, 1999 to July 31, 1999. The Company has continued to reduce its exposure to this volatility. The product mix shift to high color and promotional printing helps to mitigate the overall impact of paper on operating margins.

In the second quarter of the fiscal 1999 the Company divested its contract stationer business, which had annual revenues of approximately $40 million, because it did not fit with the long-term strategic objectives of the Company. In conjunction with the sale of this business to Boise Cascade Office Products ("BCOP"), the Company expanded its alliance with BCOP in order to better serve the needs of its customers. As the margins on this type of product are generally lower, exiting this business had the impact of increasing operating margins in the Forms and Labels segment.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

With the Company's Total Print Management strategy, more sales are occurring under contract. Nonetheless, the majority of the sales in the Integrated Graphics segment are made on an order-by-order basis. Selling prices in this segment, therefore, reflect market conditions for paper more immediately than in the Forms and Labels segment. The impact of lower paper prices reduced sales by about 4% for fiscal 1999; however, this was more than offset by unit growth and acquisitions.

Net income for the year increased by $1.9 million or 2.5%. The after-tax ratio for fiscal 1999 was 5.0%. For the last five years, net income has grown at an average compound rate of 9.7%.

Cost of goods sold as a percent to sales for fiscal 1999 was 68.7% versus 67.5% in fiscal 1998. Integrated Graphics has higher cost of goods sold as a percent to sales than the Forms and Labels segment. That fact, coupled with the extra quarter of operating results for Graphic and the faster growth in the Integrated Graphics segment, was the most significant element contributing to the increase. The Company views margin expansion in the Integrated Graphics segment as a significant opportunity, as contract business for high color marketing and promotional printing accelerates. The LIFO impact year over year was comparable.

Selling and administrative expenses as a percent to sales were 16.2% in fiscal 1999 and 16.8% in fiscal 1998. It had been anticipated that these expenses as a percent to sales would decrease in fiscal 1999 as the Company leveraged its national sales force, systems, and shared services across a broader sales base. Year 2000 related software expenses were $2.0 million in fiscal 1999 and $2.7 million in fiscal 1998.

Operating income decreased from 10.7% of sales in fiscal 1998 to 10.2% in fiscal 1999. The most significant reason for the drop in operating income as a percent to sales was the anticipated shift in product mix between the segments. The Integrated Graphics segment had a full year of Graphic results in fiscal 1999 versus only three quarters in fiscal 1998.

Interest expense for fiscal 1999 increased by $7.5 million due primarily to incurring four full quarters of interest expense in fiscal 1999 related to the Graphic acquisition versus only three quarters in fiscal 1998. Also, interest rates were higher due to fixing $200 million of debt in long-term notes.

The effective income tax rate for fiscal 1999 was 40.0% versus 39.9% in fiscal 1998.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

In July 2000 the Emerging Issue Task Force of the Financial Accounting Standards Board ("Task Force") issued EITF Issue 00-10, "Accounting for Shipping and Handling Revenues and Costs". This pronouncement provides new requirements on how to account for revenues collected from customers to reimburse the seller for shipping and handling costs. However, no guidance has been given on how to account for the corresponding freight costs paid by the seller. The Company will be required to report amounts billed to a customer in a sale transaction related to shipping and handling, if any, as revenue in the income statement. Although we believe this pronouncement will have no impact on the Company's financial condition or results of operations, this pronouncement may have a significant impact on individual lines within the income statement including sales and possibly cost of sales. The Company currently aggregates shipping and handling costs and revenues in the revenue line on the income statement. This statement requires retroactive restatement and will be adopted by the company in the fourth quarter of fiscal 2001.

In May 2000 the Task Force issued EITF Issue 00-14, "Accounting for Certain Sales Incentives", which addresses the recognition, measurement and income statement classification of sales incentives that a company offers to its customers for use in a single exchange transaction. Based upon current circumstances, the Company does not believe that application of EITF Issue 00-14 will have a material effect on the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL: Working capital decreased $9.8 million to $246.7 million as of July 31, 2000. The Company has increased its focus on the balance sheet, specifically working capital, in order to generate cash to pay down debt. While actual balances have increased in both accounts receivable and inventory, days sales outstanding has improved by three days and inventory turns have increased to 10.2 in fiscal 2000 from 9.2 in fiscal 1999. The Company will continue to focus on working capital management. The current ratio at July 31, 2000 was 2.3.

CAPITAL EXPENDITURES: Capital expenditures for fiscal 2000 were $53.9 million. There were no major construction projects in process at fiscal year-end. In addition to capital expenditures, the Company continues to invest in its information technology infrastructure. Information systems expenditures of $25.1 million have been capitalized in fiscal 2000. The Company is at the end of its most aggressive systems initiatives to date. The first two phases of the project are complete and the final phase of the project will be implemented by the end of the second quarter of fiscal 2001.

Over the last five years, capital expenditures have totaled $262.6 million. These expenditures were funded through internally generated funds. Over the past five years, the Company also spent $75.4 million for software development. For fiscal year 2001, it is estimated that capital expenditures will be approximately $40 million. Capital expenditures are expected to be lower than historical rates in fiscal 2001 as the Company has reallocated assets as part of its restructuring plan. Capitalized software will also decrease significantly as the major systems initiative winds down.

DEBT: In fiscal 2000, total debt decreased $35.3 million to $404.9 million. Strong cash flows from operations have made it possible to repurchase common stock while reducing the ratio of debt to total capitalization from 43.0% at July 31, 1999 to 42.4% at July 31, 2000. Several significant events affected the debt level during the year. During

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

fiscal 2000, the Company purchased $41.5 million of its common stock in open market transactions at an average price of $16.52. Company-owned life insurance policies totaling $28.9 million were surrendered in the second half of the year, with proceeds being used to reduce debt.

Of the outstanding debt as of July 31, 2000, $180 million has been borrowed under a five-year credit agreement ("Credit Facility"), which provides for a maximum aggregate principal amount available to be borrowed of $400 million. On January 15, 1999, the Company offered $200 million of Senior Notes, and at that time, incurred an $18.3 million settlement on the treasury rate lock agreement related to the issuance of the Senior Notes. The proceeds of the note issue were used to pay down borrowings under the Credit Facility. The borrowings under the Credit Facility are classified as long-term debt since the Company has the intent and ability to carry that debt long-term.

In addition to the Credit Facility, the Company has unsecured money market lines of $125 million, under which $13.0 million was borrowed at July 31, 2000. The $13.0 million from the unsecured money market lines is classified as short-term debt. The maximum amount as authorized by the Board of Directors for total borrowings is currently $600 million.

In fiscal 1998, the Company filed a shelf registration to issue up to $300 million of unsecured debt and equity securities. The $200 million in Senior Notes issued in fiscal 1999 reduced the amount available under the shelf registration to $100 million. The Company has a BBB rating from Standard & Poor's and a Baa2 rating from Moody's for both the $300 million universal shelf registration and the $400 million revolving credit facility. As a result of the earnings warning issued by the Company in January 2000, both rating agencies placed the Company on Credit Watch. After completing their reviews, Moody's reaffirmed its Baa2 rating, and Standard & Poor's lowered its rating from BBB+ to BBB. Both agencies have subsequently removed the Company from Credit Watch and placed the Company on Stable Outlook.

The Company is exposed to market risk from changes in interest rates. As of July 31, 2000, 48.6% of total debt is fixed rate debt.

The Company believes that it has adequate financing and cash flows to make acquisitions, repurchase stock, pay dividends, make capital expenditures and pay down debt during fiscal 2001 while maintaining its investment grade ratings. Over the coming year, strong cash flows should reduce leverage from the current 42.4% to a targeted mid-30% level.

COMMON STOCK

Dividends were raised for the 28th consecutive year in September 1999 to $0.66 per share, an increase of 3.1%.

During fiscal 2000, 869,000 shares of common stock were issued in connection with the Company's Employee Stock Purchase Plan and the 1989 and 1997 Stock Option Plans. Also during the year, deferred bonus amounts were placed into a grantor trust for the benefit of certain executives. While these shares are accounted for as treasury stock, they are considered outstanding and incorporated in the computation of both basic and diluted earnings per share. The balance of $3.2 million of deferred compensation in the equity section of the balance sheet reflects the total fixed liability that the 156,000 trust shares represent.

The Company also repurchased 2,509,200 shares during the year under the $100 million share repurchase program approved by the Board of Directors in May 1997. Those repurchases bring the total purchases made under this

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

program to $91.4 million. In January 2000 the Board of Directors authorized the purchase of an additional $100 million of stock. In the short term, the Company only intends to repurchase shares to the extent necessary to offset the dilutive effects of shares issued pursuant to employee benefit plans. The treasury shares can be used for future acquisitions or for employee benefit plans.

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

EFFECTIVE SUBORDINATION: The Company operates a portion of its business through subsidiaries, including substantially all of its commercial printing operations. The Company and its subsidiaries may incur additional indebtedness in the future, subject to certain limitations contained in the Company's Indenture and the Credit Agreement and certain of such indebtedness may be secured. Any right of the Company to participate in any distribution of the assets of its subsidiaries upon the liquidation, reorganization or insolvency of any such subsidiary (and the consequent right of the creditors of the Company to participate in the distribution of those assets) will be subject to the prior claims of the respective subsidiary's creditors. As a result of the foregoing, creditors of the Company may recover less ratably than other creditors of the Company's subsidiaries in the event of any liquidation, reorganization or insolvency of the Company.

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


QUARTERLY RESULTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             1ST QUARTER        2ND QUARTER        3RD QUARTER        4TH QUARTER
                                             -----------        -----------        -----------        -----------
2000

Net sales                                    $   387,616        $   384,248        $   388,718        $   404,656
Cost of goods sold (excluding depreciation)      265,210            271,915            276,183            287,750
Restructuring costs                                   --                 --             38,896              2,655
Operating income  (loss)                          37,502             24,887            (16,804)            32,123
Income (loss) before income taxes                 30,965             17,113            (22,432)            24,062
Net income (loss)                                 18,579             10,268            (16,665)            10,435
Net income (loss) per share:
   Basic                                     $       .44        $       .25        $      (.41)       $       .26
   Diluted                                   $       .44        $       .25        $      (.41)       $       .26

1999

Net sales                                    $   384,915        $   376,306        $   384,731        $   384,571
Cost of goods sold (excluding depreciation)      267,136            258,128            262,238            264,415
Operating income                                  35,655             38,795             42,172             39,326
Income before income taxes                        28,382             31,659             34,309             32,431
Net income                                        17,029             18,995             20,585             19,460
Net income per share:
   Basic                                     $       .40        $       .45        $       .49        $       .46
   Diluted                                   $       .40        $       .45        $       .49        $       .46

Item 7(A) Quantitative and Qualitative Disclosures About Market Risk

          The information required by Item 7(A) is contained in the sections captioned "Interest Expense" and "Capital Expenditures" in Item 7 of this report. Also see the section captioned "Financial Instruments" in Item 14(a) of this report.


Item 8    Financial Statements and Supplementary Data

          The financial information required by Item 8 is contained in Item 14 of Part IV of this report.


Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

                                    Part III

Item 10  Directors and Executive Officers of the Company

         Information concerning continuing directors and director nominees of the Company and their respective terms is contained in the section captioned "Election of Directors" in the Company's definitive Proxy Statement dated November 1, 2000, and is incorporated herein by reference.

         Information concerning Section 16(a) Beneficial Ownership Reporting Compliance is contained in the section captioned "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement dated November 1, 2000, and is incorporated herein by reference.


         Executive Officers of the Company

         (a) Names, ages and positions of the executive officers:

         Name                                  Age           Position
         ----                                  ---           --------
         Michael A. Anderson                   38            Senior Vice President - Integrated Graphics Segment

         Thomas G. Brooker                     42            Vice President - Corporate Sales

         Steven L. Carson                      37            Secretary and Vice President - General Counsel


         John J. DeCoster                      40            Vice President - Corporate Controller

         Michael O. Duffield                   48            President, Acting Chief Executive Officer and
                                                             Chief Operating Officer

         Douglas W. Fitzgerald                 46            Vice President - Marketing

         Craig A. Grant                        53            Vice President - Human Resources

         Gary K. Haman                         42            Assistant Treasurer

         Robert J. Kelderhouse                 45            Vice President - Treasurer

         William J. Montanez                   48            Assistant Treasurer

         Wayne E. Richter                      44            Senior Vice President - Forms and Labels Segment

         Thacher R. Smith                      42            Tax Officer

         All officers are elected at the Annual Meeting of the Board of Directors, which is held immediately after the Annual Meeting of Stockholders.

         (b) Business Experience of the Executive Officers:

             Mr. Anderson has been with the Company since 1985. He was elected Senior Vice President - Integrated Graphics segment in 2000. Mr. Anderson was previously Vice President - General Manager - Direct Response Group in 1998, Vice President - General Manager - Commercial Printing from 1997 to 1998, Vice President - General Manager - Tops from 1995 to 1997, and Director of Distribution from 1992 to 1995.

             Mr. Brooker has been with the Company since 1981. He was elected Vice President - Corporate Sales in 1998. Mr. Brooker was previously Vice President - General Manager - Office Products from 1995 to 1998, Vice President - General Manager - Tops Division from 1993 to 1995.

             Mr. Carson has been with the Company since 1995 as General Counsel. He was elected Vice President, General Counsel and Secretary in 1999. Mr. Carson was previously General Counsel and Assistant Secretary from 1997 to 1999. Mr. Carson was previously an attorney with Chapman and Cutler, and Katten, Muchin & Zavis.

             Mr. DeCoster has been with the Company since 1988. He was elected Vice President - Corporate Controller in 1999. Mr. DeCoster was previously Corporate Controller from 1997 to 1999 and Assistant Corporate Controller from 1993 to 1997.

             Mr. Duffield has been with the Company since 1974. He was elected Acting Chief Executive Officer in 2000. Prior to that he was elected President and Chief Operating Officer in 1998 and Senior Vice President - Operations from 1992 to 1998.

             Mr. Fitzgerald has been with the Company since 1976. He was elected Vice President - Marketing in 1996. Mr. Fitzgerald was previously Director of Marketing from 1989 to 1996.

             Mr. Grant joined the Company in 2000 as the Senior Vice President - Human Resources. Mr. Grant was most recently employed at The Fleming Companies as the Senior Vice President - Human Resources from 1998 to 1999. Prior to that he was Vice President - Human Resources at Interlake, Inc. from 1991 to 1998.

             Mr. Haman has been with the Company since 1998 as Assistant Treasurer. Mr. Haman was previously employed by Eagle Industries, Inc. as Director of Treasury Operations from 1993 to 1998.

             Mr. Kelderhouse joined the Company in 1999 as Vice President - Treasurer and Assistant Secretary. Mr. Kelderhouse was previously employed by Heller International Corporation as Senior Vice President - Finance and Capital Markets, Sales Finance Group from 1997 to 1999, and Senior Vice President - Finance and Capital Markets, Vendor Finance Division from 1994 to 1997.

             Mr. Montanez has been with the Company since 1992. He was elected Assistant Treasurer in 1996. Mr. Montanez was previously Director / Manager of Benefits and Risk Management from 1992 to 1996. Mr. Montanez resigned from the Company effective September 30, 2000.

             Mr. Richter has been with the Company since 1979. He was elected Senior Vice President - Forms and Labels Segment in 1998. Mr. Richter was previously Vice President - General Manager - Label Division from 1992 to 1998.

             Mr. Smith joined the Company in 1999 as the Director of Taxation and is the Tax Officer of the Company. Mr. Smith was previously employed by BT Office Products, International, Inc. as Director of Tax from 1995 to 1999. Prior to that Mr. Smith worked for 15 years at several different public accounting firms.

             There are no family relationships between these executives.

Item 11    Executive Compensation

             Information concerning management remuneration and transactions, and compensation of directors for the year ended July 31, 2000 is contained in the section captioned "Compensation of Executive Officers" in the Company's definitive Proxy Statement dated November 1, 2000, and is incorporated herein by reference.

Item 12    Security Ownership of Certain Beneficial Owners and Management

             Information concerning the beneficial ownership of the Company's common stock is contained in the section captioned "Voting Securities" in the Company's definitive Proxy Statement dated November 1, 2000, and is incorporated herein by reference.

Item 13    Certain Relationships and Related Transactions

             Information concerning certain relationships and related transactions is contained in the Company's definitive Proxy Statement dated November 1, 2000, and is incorporated herein by reference.

                                    Part IV

Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           (a) The following consolidated financial statements and schedules of the Company are set forth on the following pages of this report.

                                                                                     Page
                                                                                    Number
                                                                                    ------
              Consolidated Statements of Income for the years ended July 31,
              2000, 1999, and 1998                                                     32

              Consolidated Statements of Stockholders' Equity for the years ended
              July 31, 2000, 1999, and 1998                                            33 - 34

              Consolidated Balance Sheets as of July 31, 2000 and 1999                 35

              Consolidated Statements of Cash Flows for the years ended
              July 31, 2000, 1999, and 1998                                            36

              Notes to Consolidated Financial Statements                               37 - 53

              Report of Independent Public Accountants                                 54

              Quarterly Financial Data for the years ended July 31, 2000 and 1999      55

              Schedule - II, Valuation and Qualifying Accounts                         56


           Schedules Omitted

           All other schedules have been omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.


           (b) Reports on Form 8-K
               No reports on Form 8-K have been filed by the Company during the quarter ended July 31, 2000.


           (c) Exhibit Index
               The exhibits as shown in "Index of Exhibits" (pages 57 - 60) are filed as part of this report.

Wallace Computer Services, Inc.                                 Fiscal 2000 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 20, 2000.

                                     Wallace Computer Services, Inc.

                                     By  /s/ John J. DeCoster
                                        --------------------------------
                                        John J. DeCoster
                                        Vice President - Corporate Controller
                                        (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in capacities indicated, on October 20, 2000.



     /s/ Neele E. Stearns, Jr.                   /s/ Andrew J. McKenna, Jr.
     -------------------------                   --------------------------
     Neele E. Stearns, Jr.                       Andrew J. McKenna, Jr.
     Chairman of the Board                       Director



     /s/ Michael T. Riordan                      /s/ John C. Pope
     -------------------------                   --------------------------
     Michael T. Riordan                          John C. Pope
     Director                                    Director


     /s/ William J. Devers, Jr.                  /s/ Bettye Martin Musham
     -------------------------                   --------------------------
     William J. Devers, Jr.                      Bettye Martin Musham
     Director                                    Director

Item 14 (a) Consolidated Financial Statements and Schedules

CONSOLIDATED STATEMENTS OF INCOME
WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FOR THE YEARS ENDED JULY 31, 2000, 1999 and 1998          2000           1999            1998
                                                       -----------    -----------    -----------
Net sales                                              $ 1,565,238    $ 1,530,523    $ 1,356,052
                                                       -----------    -----------    -----------

Cost and expenses:
  Cost of goods sold                                     1,101,058      1,051,917        915,927
  Selling and administrative expenses                      267,348        247,227        227,898
  Provision for depreciation and amortization               77,573         75,431         67,479
  Restructuring charge (Note 7)                             41,551             --             --
                                                       -----------    -----------    -----------
Total costs and expenses                                 1,487,530      1,374,575      1,211,304
                                                       -----------    -----------    -----------
Operating income                                            77,708        155,948        144,748
  Interest income                                           (2,408)        (1,842)        (2,108)
  Interest expense, net of capitalized interest             33,598         31,009         23,466
  Other income  (Note 11)                                   (3,190)            --             --
                                                       -----------    -----------    -----------
Income before income taxes                                  49,708        126,781        123,390
                                                       -----------    -----------    -----------
Provision for income taxes: (Note 8)
  Current:
   Federal                                                  20,728         35,383         38,267
   State                                                     3,673          7,081          7,826
  Deferred                                                   2,690          8,248          3,089
                                                       -----------    -----------    -----------
Total income taxes                                          27,091         50,712         49,182
                                                       -----------    -----------    -----------
Net income                                             $    22,617    $    76,069    $    74,208
                                                       -----------    -----------    -----------
Net income per share: (Note 12)
  Basic                                                $      0.55    $      1.80    $      1.72
  Diluted                                              $      0.55    $      1.80    $      1.71
                                                       ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES


                                                         SHARES OF COMMON STOCK                    COMMON
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                           PREFERRED        STOCK         ADDITIONAL
FOR THE YEARS ENDED JULY 31, 2000, 1999 and 1998           ISSUED    IN TREASURY       STOCK    PAR VALUE            CAPITAL
-----------------------------------------------------    --------    -----------   ---------    ---------         ----------
Balance, July 31, 1997                                     45,764         (2,694)  $      --    $  45,764         $   34,739
                                                         --------    -----------   ---------    ---------         ----------
  Net income                                                   --             --          --           --                 --
  Cash dividends ($.62 per share)                              --             --          --           --                 --
  Sale of stock under employee stock
      purchase plan (Note 5)                                   --            457          --           --             (2,185)
  Stock options exercised net of shares
      exchanged in lieu of cash (Note 5)                       --            107          --           --               (247)
  Stock transferred to profit sharing and
      retirement fund                                          --            206          --           --              2,432
  Tax benefit from early disposition by employees
      of stock issued under stock option plans
      and exercise of non-qualified stock options              --             --          --           --              1,219
  Amortization of difference between market price
      and option price for 1997 option plan (Note 5)           --             --          --           --                432
  Treasury stock purchased                                     --           (572)         --           --                 --
  Unrealized security gain  (Note 11)                          --             --          --           --                 --
                                                         --------    -----------   ---------    ---------         ----------
Balance, July 31, 1998                                     45,764         (2,496)         --       45,764             36,390
                                                         ========    ===========   =========    =========         ==========
  Net income                                                   --             --          --           --                 --
  Cash dividends ($.64 per share)                              --             --          --           --                 --
  Sale of stock under employee stock
     purchase plan (Note 5)                                    --            553          --           --                 --
  Stock options exercised net of shares
     exchanged in lieu of cash (Note 5)                        --             53          --           --                 --
  Deferred compensation liability for change in
     shares held in grantor trust (Note 5)                     --             --          --           --                 --
  Tax benefit from early disposition by employees
     of stock issued under stock option plans
     and exercise of non-qualified stock options               --             --          --           --                721
  Amortization of difference between market price
     and option price for 1997 option plan (Note 5)            --             --          --           --                417
  Treasury stock purchased                                     --         (1,656)         --           --                 --
                                                         --------    -----------   ---------    ---------         ----------
Balance, July 31, 1999                                     45,764         (3,546)         --       45,764             37,528
                                                         ========    ===========   =========    =========         ==========
Net income                                                     --             --          --           --                 --
  Cash dividends ($.66 per share)                              --             --          --           --                 --
  Sale of stock under employee stock
     purchase plan (Note 5)                                    --            869          --           --                 --
  Stock options exercised net of shares
     exchanged in lieu of cash (Note 5)                        --            110          --           --                 --
  Deferred compensation liability for change in
     shares held in grantor trust (Note 5)                     --             --          --           --                 --
  Tax benefit from early disposition by employees
     of stock issued under stock option plans
     and exercise of non-qualified stock options               --             --          --           --                541
  Amortization of difference between market price
     and option price for 1997 option plan (Note 5)            --             --          --           --                417
  Treasury stock purchased                                     --         (2,510)         --           --                 --
                                                         --------    -----------   ---------    ---------         ----------
Balance, July 31, 2000                                     45,764         (5,077)  $      --    $  45,764         $   38,486
                                                         ========    ===========   =========    =========         ==========

The accompanying notes are an integral part of these statements.

WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES

                                                                                          UNREALIZED           COST OF
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 DEFERRED          RETAINED         SECURITY          TREASURY
FOR THE YEARS ENDED JULY 31, 2000, 1999 and 1998     COMPENSATION          EARNINGS      GAIN/(LOSS)             STOCK
--------------------------------------------------   ------------         ----------     -----------        ----------
Balance, July 31, 1997                               $         --         $  491,719     $       (95)       $  (78,939)
                                                     ------------         ----------     -----------        ----------
  Net income                                                   --             74,208              --                --
  Cash dividends ($.62 per share)                              --            (26,823)             --                --
  Sale of stock under employee stock
    purchase plan (Note 5)                                     --               (326)             --            12,641
  Stock options exercised net of shares
    exchanged in lieu of cash (Note 5)
                                                               --             (1,027)             --             2,891
  Stock transferred to profit sharing and
    retirement fund                                            --                 --              --             5,567
  Tax benefit from early disposition by employees
    of stock issued under stock option plans
    and exercise of non-qualified stock options                --                 --              --                --
  Amortization of difference between market price
    and option price for 1997 option plan (Note 5)             --                 --              --                --
  Treasury stock purchased                                     --                 --              --           (14,592)
  Unrealized security gain (Note 11)                           --                 --              95                --
                                                     ------------         ----------     -----------        ----------
Balance, July 31, 1998                                         --            537,751              --           (72,432)
                                                     ============         ==========     ===========        ==========

  Net income                                                   --             76,069              --                --
  Cash dividends ($.64 per share)                              --            (26,904)             --                --
  Sale of stock under employee stock
    purchase plan (Note 5)                                     --             (4,477)             --            15,910
  Stock options exercised net of shares
    exchanged in lieu of cash (Note 5)                         --             (1,047)             --             1,525
  Deferred compensation liability for change in
    shares held in grantor trust (Note 5)                   3,883                 --              --                --
  Tax benefit from early disposition by employees
    of stock issued under stock option plans
    and exercise of non-qualified stock options                --                 --              --                --
  Amortization of difference between market price
    and option price for 1997 option plan (Note 5)             --                 --              --                --
  Treasury stock purchased                                     --                 --              --           (30,003)
                                                     ------------         ----------     -----------        ----------
Balance, July 31, 1999                                      3,883            581,392              --           (85,000)
                                                     ============         ==========     ===========        ==========
Net income                                                     --             22,617              --                --
  Cash dividends ($.66 per share)                              --            (26,682)             --                --
  Sale of stock under employee stock
    purchase plan (Note 5)                                     --            (16,763)             --            26,166
  Stock options exercised net of shares
    exchanged in lieu of cash (Note 5)                         --             (1,631)             --             3,482
  Deferred compensation liability for change in
    shares held in grantor trust (Note 5)                    (724)                --              --                --
  Tax benefit from early disposition by employees
    of stock issued under stock option plans
    and exercise of non-qualified stock options                --                 --              --                --
  Amortization of difference between market price
    and option price for 1997 option plan (Note 5)             --                 --              --                --
  Treasury stock purchased                                     --                 --              --           (41,453)
                                                     ------------         ----------     -----------        ----------
Balance, July 31, 2000                               $      3,159         $  558,933     $        --        $  (96,805)
                                                     ============         ==========     ===========        ==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)
JULY 31, 2000 and 1999                                                      2000          1999
------------------------------------------------                        -----------    -----------
Assets
Current Assets:
   Cash and cash equivalents                                            $     4,505    $     8,033
   Accounts receivable, less allowance for doubtful accounts
   of $5,906 in 2000 and $5,582 in 1999                                     294,353        292,095
   Inventories (Note 3)                                                     108,133        107,540
   Current and deferred income taxes                                         27,732         37,422
   Advances and prepaid expenses                                              8,110          3,284
                                                                        -----------    -----------
        Total current assets                                                442,833        448,374
                                                                        -----------    -----------
Property, plant and equipment, at cost:
   Land and buildings                                                       177,869        177,983
   Machinery, equipment, furniture and fixtures                             673,346        663,507
   Leasehold improvements                                                     5,612          5,408
                                                                        -----------    -----------
   Total property, plant and equipment                                      856,827        846,898
   Less: reserves for depreciation and amortization                        (443,981)      (409,891)
                                                                        -----------    -----------
         Net property, plant and equipment                                  412,846        437,007
Intangible assets arising from acquisitions                                 296,745        306,117
Cash surrender value of life insurance                                       36,400         58,796
System development costs                                                     55,727         43,337
Other assets                                                                  4,758          4,028
                                                                        -----------    -----------
         Total Assets                                                   $ 1,249,309    $ 1,297,659
                                                                        ===========    ===========
Liabilities and Stockholders' Equity
Current Liabilities:
   Current maturities of long-term debt                                 $     2,454    $     2,290
   Short-term notes payable                                                  12,991         21,222
   Accounts payable                                                          99,368         85,577
   Dividends payable                                                          6,648          6,808
   Accrued compensation and related expenses                                 45,660         42,675
   Other accrued expenses                                                    22,618         17,720
   Contribution to profit sharing and retirement fund (Note 10)               6,351         15,573
                                                                        -----------    -----------
        Total current liabilities                                           196,090        191,865
                                                                        -----------    -----------
Deferred compensation and retirement benefits (Note 9)                       36,265         31,992
Deferred income taxes (Note 8)                                               69,912         64,438
Long-term debt (Note 4)                                                     389,413        416,653
Other long-term liabilities                                                   8,092          9,144
Stockholders' equity:
   Preferred stock, $50 par value, authorized 500,000 shares                     --             --
   Common stock, $1.00 par value, authorized 100,000,000 shares              45,764         45,764
   Additional capital                                                        38,486         37,528
   Deferred Compensation (Note 5)                                             3,159          3,883
   Retained earnings                                                        558,933        581,392
   Treasury stock                                                           (96,805)       (85,000)
                                                                        -----------    -----------
       Total stockholders' equity                                           549,537        583,567
                                                                        -----------    -----------
       Total Liabilities and Stockholders' Equity                       $ 1,249,309    $ 1,297,659
                                                                        ===========    ===========


The accompanying notes are an integral part of these statements

CONSOLIDATED STATEMENTS OF CASH FLOW
WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)
FOR THE YEARS ENDED JULY 31, 2000, 1999 AND 1998                          2000         1999         1998
------------------------------------------------                        ---------    ---------    ---------
Cash flows from operating activities:
   Net income                                                           $  22,617    $  76,069    $  74,208
   Adjustments to reconcile net income to
   net cash provided by operating activities:
        Depreciation and amortization                                      77,573       75,431       67,479
        Restructuring charge                                               31,828           --           --
        Deferred taxes                                                      4,908       12,467        1,053
        (Gain) loss on disposal of property                                  (344)        (770)         676
        (Gain) on sale of investments                                      (3,190)          --           --
   Changes in assets and liabilities, net of effect
        of acquisitions and divestitures:
        Accounts receivable                                                  (345)     (34,720)       1,808
        Inventories                                                          (387)      11,808       (3,996)
        Prepaid taxes                                                       8,940       (2,222)     (18,084)
        Advances and prepaid expenses                                      (1,158)       3,501       11,841
        Other assets                                                       (6,475)     (34,169)     (22,220)
        Accounts payable and other liabilities                             10,368       19,913      (10,085)
        Deferred compensation and retirement benefits                       4,273        1,440        1,723
                                                                        ---------    ---------    ---------
  Net cash provided by operating activities                               148,608      128,748      104,403
                                                                        ---------    ---------    ---------
Cash flows from investing activities:
  Capital expenditures                                                    (53,945)     (50,311)     (59,632)
  Proceeds from sales of short-term investments                             3,190           --        1,866
  Proceeds from disposal of property                                        6,086       10,254        7,400
  Net construction funds held by trustee                                       --        1,280           --
  Other capital investments, including acquisitions/divestitures          (10,067)     (14,803)    (451,139)
                                                                        ---------    ---------    ---------
  Net cash used in investing activities                                   (54,736)     (53,580)    (501,505)
                                                                        ---------    ---------    ---------
Cash flows from financing activities:
  Cash dividends paid                                                     (27,016)     (26,802)     (26,146)
  Amounts paid on long-term debt                                         (128,698)     (76,461)     (18,326)
  Net (retirements of)/proceeds from issuance of short-term debt           (8,067)     (14,496)       7,218
  Proceeds from issuance of long-term debt                                 96,487       64,075      416,884
  Proceeds from issuance of common stock                                   11,347       13,051       21,397
  Purchase of treasury stock                                              (41,453)     (30,003)     (14,592)
                                                                        ---------    ---------    ---------
  Net cash (used in)/provided by financing activities                     (97,400)     (70,636)     386,435
                                                                        ---------    ---------    ---------
Net changes in cash and cash equivalents                                   (3,528)       4,532      (10,667)
Cash and cash equivalents at beginning of year                              8,033        3,501       14,168
                                                                        ---------    ---------    ---------
Cash and cash equivalents at end of year                                $   4,505    $   8,033    $   3,501
                                                                        =========    =========    =========
Supplemental disclosure:
 Interest paid (net of interest capitalized)                            $  28,155    $  21,177    $  21,887
 Income taxes paid                                                         14,680       36,342       60,782
                                                                        =========    =========    =========

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2000


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

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation.

REVENUE RECOGNITION: Revenues from product sales are recorded when the product is shipped to the customer. Revenue from services or software is not recognized until service or software installation is complete or customer acceptance is acknowledged.

CASH AND CASH EQUIVALENTS: The Company invests excess cash balances in short-term securities, including commercial paper, money market funds, and municipal bonds whose original maturities are less than three months.

CAPITALIZED INTEREST COSTS: Interest costs are capitalized based upon the cost of capital projects in progress during the year. Interest expense, before interest capitalization, and the amount of interest capitalized as of the last three year ends are as follows:

(IN THOUSANDS)          INTEREST EXPENSE           INTEREST CAPITALIZED
--------------          ----------------           --------------------
2000                            $ 36,272                        $ 2,674
1999                              32,245                          1,236
1998                              24,821                          1,355


Amortization expense for interest capitalized was $1,106,000 in 2000; $1,035,000 in 1999; and $903,000 in 1998.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded at historical cost. Depreciation for financial statement purposes is computed using the straight-line method over the estimated useful lives of the various classes of property, plant and equipment.

Buildings                                                           40 years
Building equipment                                               10-15 years
Machinery and equipment, Furniture and Fixtures                   3-10 years
Leasehold improvements                                          Lease period

INTANGIBLE ASSETS: The excess of cost over the assigned value of the net tangible assets in connection with all acquisitions is being amortized on a straight-line basis primarily over 40 years. Amortization expense amounted to $8,116,000 in 2000, $7,927,000 in 1999 and $5,857,000 in 1998. The unamortized balance relating to Graphic was $206,207,000 at July 31, 2000 and $220,360,000 at July 31, 1999. The balance relating to all other acquisitions was $90,538,000 at July 31,2000 and $85,757,000 at July 31, 1999.

SYSTEM DEVELOPMENT COSTS: Computer software that is either purchased or developed internally for use by the Company is amortized over a useful life of three to seven years. Amortization of internal use software was $6,395,000 in fiscal 2000; $5,410,000 in fiscal 1999; and $4,238,000 in fiscal 1998. Certain computer software costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", and are reported at the lower of unamortized cost or net realizable value. This software, marketed under the name Platforms(R), has been developed to provide customers with electronic forms and was amortized over two to five years. All costs incurred to customize the specific application for a customer are included in cost of goods sold in the period in which revenue is recognized. Revenues and expenses for the Platforms' product are included in the statements of operations. All Platforms' software was completely amortized as of July 31, 1998. Amortization of Platforms' software was $0 in fiscal 2000; $0 in fiscal 1999; and $1,210,000 in fiscal 1998. The unamortized balance of all capitalized computer software was $55,727,000 in 2000 and $43,337,000 in 1999.

    In fiscal 2000, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The statement requires that certain costs, such as preliminary project costs and training, related to internally developed software must be expensed as incurred. Implementation of this standard has not affected the Company's financial condition or results of operation.

LONG-LIVED ASSETS: In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviews its long-lived assets for impairments when events or changes in circumstances indicate the carrying amount may not be recoverable. As a result of this review, the Company did write down certain long-lived assets in connection with the restructuring announced in fiscal 2000. See Note 7 for information concerning the write offs.

INCOME TAXES: The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under that standard, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying statutory tax rates applicable to future years to differences between the financial statement carrying amount and the tax basis of existing assets and liabilities. Investment tax credits are amortized to income over the lives of the applicable assets. The unamortized investment tax credit amounted to $142,001 in 2000 and $167,000 in 1999.

FINANCIAL INSTRUMENTS: The Company had used a treasury rate lock agreement in fiscal 1999, to modify interest rate exposure with the intent to reduce risk. The Company had only limited involvement with derivative financial instruments and does not use them for trading purposes.

    The Company accounts for financial instruments under SFAS No. 80, "Accounting for Futures Contracts". Under this standard, for instruments that properly qualify for hedge accounting, the gain or loss realized on an interest rate hedge is deferred and amortized as a yield adjustment over the life of the related debt issuance. Amortization begins at the time of the debt issuance.

NET INCOME PER SHARE: The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share". Accordingly, basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. Diluted earnings per share amounts are based on the increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options, when such conversion would have the effect of reducing earnings per share. See Note 12 for the computation of earnings per share.

RECENTLY IMPLEMENTED ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". The provisions of SFAS No. 130 were adopted in the first quarter of fiscal 1999. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. This statement is intended to report a measure of all changes in shareholders' equity that result from either recognized transactions and other economic events from non-owner sources, excluding capital stock transactions, that impact shareholders' equity. Implementation of this disclosure standard has not affected the Company's financial position, results of operations or the manner in which financial information is currently presented.

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

NEW ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard requires that an entity recognize derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. As a result of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", the Company will adopt this standard in the first quarter of fiscal 2001. Based on current circumstances, the Company does not believe that application of SFAS No. 133 will have a material effect on the Company's financial condition or results of operations.

    In July 2000 the Emerging Issue Task Force of the Financial Accounting Standards Board ("Task Force") issued EITF Issue 00-10, "Accounting for Shipping and Handling Revenues and Costs". This pronouncement provides new requirements on how to account for revenues collected from customers to reimburse the seller for shipping and handling costs. However, no guidance has been given on how to account for the corresponding freight costs paid by the seller. The Company will be required to report amounts billed to a customer in a sale transaction related to shipping and handling, if any, as revenue in the income statement. Although we believe this pronouncement will have no impact on the Company's financial condition or results of operations, this pronouncement may have a significant impact on individual lines within the income statement including sales and possibly cost of sales. The Company currently aggregates shipping and handling costs and revenues in the revenue line on the income statement. This statement requires retroactive restatement and will be adopted by the Company in the fourth quarter of fiscal 2001.

    In May 2000 the Task Force issued EITF Issue 00-14, "Accounting for Certain Sales Incentives", which addresses the recognition, measurement and income statement classification of sales incentives that a company offers to its customers for use in a single exchange transaction. Based upon current circumstances, the Company does not believe that application of EITF Issue 00-14 will have a material effect on the Company's financial condition or results of operations.

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

(IN THOUSANDS)

Market value of shares, including options exercised
and convertible debt                                     $  308,306
Assumed debt, net of acquired cash                          123,449
Transaction costs                                             6,075
                                                         ----------
Total purchase price                                     $  437,830
                                                         ==========

The results of operations for Graphic are included in the income statement of the Company since the second quarter of fiscal 1998. Goodwill in the amount of $230.5 million, based on the final allocation of the purchase price, is being amortized on a straight-line basis over 40 years.

    The pro forma financial results of operations below assume the transaction was completed at the beginning of fiscal 1998 and include adjustments for increased interest costs associated with the transaction, as well as increased depreciation, amortization, and effective income tax rates to reflect the effects of the purchase price allocation:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           1998
                                                -----------
Net sales                                       $ 1,473,494
Net income                                           72,718
Net income per share (basic)                           1.68
Net income per share (diluted)                         1.68



3. INVENTORIES:
Inventories are stated at cost which does not exceed market and include material, labor and overhead. Cost is determined on the last-in, first-out
(LIFO) basis for certain inventories, and on the first-in, first-out (FIFO) basis for other inventories.

    Inventories at July 31, were as follows:

(IN THOUSANDS)                               2000         1999
                                          ---------     ---------
Raw materials                             $  15,913     $  18,043
Work in process                              22,148        16,948
Finished products                            70,072        72,549
                                          ---------     ---------
                                          $ 108,133     $ 107,540
                                          =========     =========

    At July 31, 2000 and 1999, the cost of inventories aggregating $56,752,000 and $54,451,000, respectively, was determined on the LIFO method.

    Inventories would have been $16,591,000 higher in fiscal 2000 and $11,800,000 higher in fiscal 1999, if the FIFO method had been used for all inventories.


4. FINANCING ARRANGEMENTS:

SHORT-TERM DEBT: Unsecured money market lines of $125 million were available as of July 31, 2000. Total borrowings outstanding as of that date were $13.0 million, with a weighted average interest rate of 6.90%.

LONG-TERM DEBT: Long-term debt consisted of the following at July 31:

(IN THOUSANDS)                                               2000         1999
                                                          ---------     ---------
Average 6.95% in fiscal 2000 and 5.49%
  in fiscal 1999 revolving credit
  agreement due 2003                                      $ 180,000     $ 200,000
8.93% senior term notes due 2009                            122,703       121,762
8.31% senior term notes due 2006                             61,180        60,648
Floating rate industrial revenue bonds average
  rate 4.00% in fiscal 2000 and 3.32% in fiscal
  1999 due 2007                                               7,000         7,000
Floating rate industrial revenue bonds average
  rate 4.00% in fiscal 2000 and 3.22% in fiscal
  1999 due 2010                                               8,000         8,000
Floating rate industrial revenue bonds average
  rate 3.90% in fiscal 2000 and 3.30% in fiscal
  1999 due 2019                                                   -         8,500
8.63% lease agreement due 2004                                1,499         1,736
5.10% promissory note due 2004                                1,415         2,300
6.00% promissory note due 2001                                  333           667
6.00% promissory note due 2003                                1,350            --
Average 7.04% property mortgages
  due 2003 - 2013                                             8,360         7,911
Other                                                            27           419
                                                          ---------     ---------
                                                          $ 391,867     $ 418,943
Less-current portion                                          2,454         2,290
                                                          ---------     ---------
Total Long Term Debt                                      $ 389,413     $ 416,653
                                                          =========     =========

    Based upon the interest rates currently available to the Company for borrowings with similar terms and maturities, the fair value of the Company's debt and other financial instruments, after adjusting for the deferred expense related to the treasury lock, are either carried at fair value or do not materially differ from fair value. The balance of the deferred expense related to the treasury lock on the Senior Notes was $16.1 million as of July 31, 2000 and $17.6 million as of July 31, 1999.

    The industrial revenue bonds due 2007 and 2010 may be tendered at the option of the holders on dates specified in the agreements. The Company maintains arrangements with agents to remarket any bonds tendered before the final maturity dates. The bonds are also supported by letters of credit.

    Principal payments due on long-term debt, exclusive of the treasury lock of $16.1 million, are as follows: $2,454,000 in 2001, $1,384,000 in 2002,
$181,439,000 in 2003, $1,841,000 in 2004, $664,000 in 2005 and $220,185,000 in
2006 and beyond.

    In fiscal 1999, the Company offered $200 million of Senior Notes to institutional investors in a private placement. The transaction closed and was funded on January 15, 1999. The proceeds of the note were used to pay down borrowings under the revolving credit agreement ("Credit Facility"). The Company settled the treasury rate lock agreement related to the issuance of the $200 million Senior Notes. A settlement of $18.3 million relating to the treasury lock expense plus fees related to the transaction are being amortized using the effective interest method over the term of the 7 and 10 year Notes and have been included in the rates noted above. The Company has several debt covenants related to the Senior Notes; however, the most restrictive covenant requires the Company to maintain a debt to capitalization ratio not greater than 65%.

    The Company has a $400 million revolving Credit Facility. The borrowings under the Credit Facility were $180 million and $200 million as of July 31, 2000 and 1999, respectively. The borrowings under the Credit Facility are classified as long-term debt since the Company has the intent and ability to carry that debt long-term. The Company has several debt covenants related to this Credit Facility; however, under the most restrictive of the covenants, the Company must maintain a minimum interest coverage of at least 2.5 to 1, and a funded debt to EBITDA ratio not greater than 3 to 1.

    The Company was in compliance with all debt covenants at July 31, 2000 and 1999. The impact of a 10% increase or decrease in interest rates during fiscal 2000 does not have a significant impact on total interest expense for the Company.

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

(IN THOUSANDS, EXCEPT EPS)               2000          1999          1998
                                       --------      --------      --------
Net income:
  As reported                          $ 22,617      $ 76,069      $ 74,208
  Pro forma                              19,951        71,857        69,426

Earnings per share (basic):
  As reported                               .55          1.80          1.72
  Pro forma                                 .49          1.71          1.60
Earnings per share (diluted):
  As reported                               .55          1.80          1.71
  Pro forma                                 .49          1.70          1.60


Because the SFAS No. 123 method of accounting has not been applied to options granted prior to August 1, 1995, the resulting pro forma compensation cost may not be representative of expected compensation cost in future years.

    The following table summarizes the activity under the stock option plans for the last two years:

                                      NUMBER OF       WEIGHTED AVERAGE
                                        OPTIONS         EXERCISE PRICE
                                    -----------       ----------------
Outstanding at July 31, 1998          1,731,045              $   26.49
                                    -----------              ---------
Granted                                 581,750                  17.39
Forfeited                               (98,800)                 27.96
Exercised                               (75,132)                 13.48
                                    -----------              ---------
Outstanding at July 31, 1999          2,138,863              $   24.41
                                    ===========              =========
Granted                               1,183,204                  15.98
Forfeited                              (328,723)                 24.15
Exercised                               (41,400)                 14.59
                                    -----------              ---------
Outstanding at July 31, 2000          2,951,944              $   21.13
                                    ===========              =========


                                                       JULY 31     JULY 31
                                                          2000        1999
                                                    ----------   ---------
Options available for future grants                  1,803,832     647,646
Options exercisable                                  1,358,406     840,913

    Of the 845,715 options granted in fiscal 1997, 567,000 were granted with performance measure vesting provisions as outlined in the 1997 Plan. The performance measures for the options are based on revenues, pretax income, return on equity, and return on assets. Based on performance, 37.5% of the options vested on September 4, 1999 and the remaining options will vest March 4, 2006. These options were issued with shareholder approval on February 28, 1997, with a grant date of September 4, 1996. The difference between market price on February 28, 1997 and the grant date is being reflected as expense in the Company's income statement over the vesting period. This expense of $417,000 is included in fiscal 2000 and fiscal 1999. The remaining options granted in 1997 did not have performance vesting provisions.

    The Employee Stock Purchase Plan, adopted in 1974, expires on December 31, 2004. A total of 6,600,000 shares of common stock have been reserved for purchase by employees through semi-annual offerings. The option price is the lower of 85% of the market price of the shares on the commencement date or the termination date of each offering period. Employees participate in the plan through payroll deductions and the plan qualifies for certain tax advantages under section 423 of the Internal Revenue Code of 1986, as amended. Options were exercised to purchase 869,136 shares at $11.18 in fiscal 2000, 552,552 shares at $20.69 in fiscal 1999 and 456,880 shares at $22.17 in fiscal 1998. There were 674,928 shares available at July 31, 2000 and 1,544,064 shares available at July 31, 1999 for future issuance under this plan.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: risk-free interest rates of 4.6% to 6.7% depending on the expected life of the option; expected dividend yield of 2.9% to 7.4%; expected lives of 5.3 years for options granted through the stock option plan and 0.5 years for options granted through the Employee Stock Purchase Plan;

and expected volatility of 30.6% to 39.1% for options granted through the stock option plan, and 43.4% to 71.4% for options granted through the employee stock purchase plan.

    During fiscal 1999, the Company established a grantor trust, a "Rabbi Trust", for the benefit of certain employees in which previously earned and accrued deferred bonus amounts are held on behalf of the employee. There were 155,962 and 198,241 shares held by the Rabbi Trust at July 31, 2000 and 1999, respectively. The value of these shares is included as treasury stock within the equity section of the financial statements, however, the shares are considered outstanding and incorporated into the computation of both basic and diluted earnings per share. The weighted-average number of these shares included in the earnings per share calculation is 211,000 at July 31, 2000 and 50,000 at July 31, 1999. The deferred compensation liability is included in the equity section of the balance sheet for both fiscal 2000 and 1999. Dividends accrued on these "Rabbi Trust" shares are recognized as compensation expense in the income statement. These shares will be remitted to the executives upon retirement or termination, or their beneficiaries upon death.

6. LEASE COMMITMENTS:

Total rent expense for manufacturing facilities, sales offices and equipment amounted to $17,799,000 in 2000, $15,175,000 in 1999 and $11,797,000 in 1998.
The minimum future rental commitments under non-cancelable lease arrangements are $13,384,000 in 2001; $10,573,000 in 2002; $7,456,000 in 2003; $5,349,000 in
2004; $3,826,000 in 2005; and $ 10,329,000 in 2006 and beyond.

7. RESTRUCTURING:

In February 2000, the Company announced a plan to restructure its operations, which resulted in one-time pre-tax expense totaling $41.6 million for fiscal 2000. This is presented separately as a component of income from operations in the Statement of Operations. The anticipated additional charges related to this restructuring should be minimal.

The Company experienced continued softness in the high-quality color marketing and promotional printing market as well as issues relating to the integration of the Graphic acquisition. Management reviewed its operations and developed action plans relating to both segments that dealt with under-performing facilities, underutilized assets, rationalization of certain product lines and a reduction in management positions at the corporate office. The Company's plan was approved, committed to, and for the most part, executed in the third quarter of fiscal 2000.

The following table summarizes the activity in the restructuring reserve during fiscal 2000:


(Amounts in Thousands)

                                               Employee                 Asset Write downs       Other Cash     Total
                                               Termination Benefits     (non-cash)              Charges        Restructuring
                                               --------------------    ------------------       ----------     -------------
Restructuring Provision                        $  6,350                $ 30,896                 $  1,650       $ 38,896
                                               --------                --------                 --------       --------
Adjustments to Reserves                               0                       0                        0              0
Cash Payments                                    (2,827)                      0                     (865)        (3,692)
Non-cash items                                        0                 (30,896)                       0        (30,896)
                                               --------                --------                 --------       --------
Reserve balance April 30, 2000                 $  3,523                $      0                 $    785       $  4,308
                                               --------                --------                 --------       --------
Additional restructuring charges                    291                     639                    1,725          2,655
Adjustments to Reserves                               0                       0                        0              0
Cash Payments                                    (1,735)                      0                   (1,380)        (3,115)
Non-cash items                                        0                    (639)                       0           (639)
                                               --------                --------                 --------       --------
Reserve balance July 31, 2000                  $  2,079                $      0                 $  1,130       $  3,209
                                               --------                --------                 --------       --------

The plan resulted in four plant closings, and resizing and consolidation of other facilities. Exit costs are primarily comprised of tangible and intangible asset write downs related to assets to be disposed of and the sale of certain facilities, and severance and severance-related costs. Under the plan, during fiscal 2000, the Company terminated 435 employees, 380 of which are from plant locations and 55 from the corporate headquarters.

Due to the changes described above, management performed a review of its existing property and equipment, to determine impairment as described in Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Based on its evaluation, management determined that significant impairment in goodwill and long-lived assets associated with plants that were closed occurred related to both segments. Certain assets that had no long-term strategic value were considered held for disposal and either written off or written down to estimated fair market value if the asset was able to be sold. The amount of non-cash write offs related to impaired assets is $20.5 million. The amount of allocated goodwill written off related to plants acquired in the Graphics acquisition was $11.1 million.

8. INCOME TAXES:

The significant deferred tax assets and liabilities at July 31 were as follows:

(IN THOUSANDS)                                 2000       1999
                                           --------   --------
Deferred tax liabilities:
  Accelerated depreciation                 $ 51,404   $ 52,390
  Software development                       22,101     16,328
  Capitalized interest                        2,631      1,833
  Other                                      10,411      8,577
Total Deferred Tax Liabilities               86,547     79,128
                                           --------   --------
Deferred tax assets:
  Deferred compensation                      11,150      8,992
  Restructuring reserves                      4,597         --
  Postretirement benefits                     3,224      1,432
  Inventory capitalization                    2,647      6,248
  Accrued vacation                            3,216      4,901
  Supplemental profit sharing                 1,854      2,116
  Bad debt reserve                            2,351      2,211
  Other                                       5,259      4,219
                                           --------   --------
Total Deferred Tax Assets                    34,298     30,119
                                           --------   --------
Net Deferred Tax Liabilities               $ 52,249   $ 49,009
                                           ========   ========

The provision for income taxes is comprised of the following:

                                                   2000      1999       1998
                                                  ------    ------     ------
Statutory federal income tax rate                   35.0%     35.0%      35.0%
State and local income taxes                         3.5       4.2        4.6
Goodwill amortization                                5.9       2.2        1.7
Goodwill written off in restructuring                6.8        --         --
Tax credits and other                                3.3      (1.4)      (1.4)
                                                  ------    ------     ------
Effective tax rate                                  54.5%     40.0%      39.9%
                                                  ======    ======     ======

9. POSTRETIREMENT BENEFITS:

Effective July 31, 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The information for 2000, 1999 and 1998 has been presented in conformity with the requirements of SFAS No. 132.

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

The net accrual basis expense for postretirement benefits as of July 31 was as follows:

(IN THOUSANDS)
                                                         2000     1999     1998
                                                        ------   ------   ------
Components of net periodic
 postretirement benefit costs:

Service cost                                            $   --   $    6   $   11
Interest cost                                              500      266      253
Loss due to change in actuarial assumptions              5,322      985      229
                                                        ------   ------   ------
Net periodic postretirement benefit cost                $5,822   $1,257   $  493
                                                        ======   ======   ======

The increase in the actuarial loss in fiscal 2000 and fiscal 1999 is primarily related to the impact of employees between the ages of 50 and 54 who have 20 years of service as of December 31, 1993 and who elected to retire as of December 31, 1998. The number of employees that elected to retire was greater than the estimate used to calculate the accumulated postretirement benefit. Additionally, actual claims cost information was used for the fiscal 2000 valuation which was higher than the estimated claims cost information used in fiscal 1999. Fiscal 2000 experienced the first full year impact of actual claims costs incurred by the group of employees that elected to retire on December 31, 1998. Of the $5.8 million in net periodic pension cost recognized in fiscal 2000, the Company has recognized $3.0 million as a one-time charge within selling and administrative costs.

    The liability at July 31 (included in Deferred Compensation and Retirement Benefits on the accompanying Consolidated Balance Sheet) for postretirement benefits is as follows:


(IN THOUSANDS)                                                2000       1999
                                                            -------    -------
Change in benefit obligation:

Projected benefit obligation, beginning of year             $ 3,561    $ 3,144
Service cost                                                     --          6
Interest cost                                                   500        266
Actuarial loss                                                5,322        985
Benefits paid                                                (1,210)      (840)
                                                            -------    -------
Projected benefit obligation, end of year                   $ 8,173    $ 3,561
                                                            -------    -------
Change in plan assets:

Plan assets at fair value, beginning of year                $    --    $    --
Employer contribution                                         1,210        840
Benefits paid                                                (1,210)      (840)
                                                            -------    -------
Plan assets at fair value, end of year                      $    --    $    --
                                                            -------    -------
Funded status of plan:

Funded status                                               $ 8,173    $ 3,561
                                                            -------    -------
Net amount recognized on balance sheet                      $ 8,173    $ 3,561
                                                            -------    -------


    For financial reporting purposes, the actuarial computations assumed a discount rate of 7.75% in 2000, 7.5% in 1999 and 7.0% in 1998. The assumed health care cost trend rate used in measuring the benefit obligations for pre-age 65 employees is 6.0% in 2000 declining to 5% by the year 2002 and thereafter. For post-age 65 employees the health care cost trend rate is 5.5% in 2000 declining to 5% in 2002 and thereafter. However, a one percentage point increase in the assumed health care cost trend would increase the aggregate of the service cost and interest cost components of the annual postretirement expense by $39,000 and the postretirement benefit obligation as of July 31, 2000 by $574,000. A one percentage point decrease in the assumed health care cost trend would decrease the aggregate of the service cost and interest cost components of the annual postretirement expense by $34,000 and the postretirement benefit obligation as of July 31, 2000 by $504,000.


10. PROFIT SHARING AND RETIREMENT PLAN:

The Company has a contributory profit sharing and retirement plan ("PSRP") covering most employees, excluding the employees that were part of Graphic and subsequent commercial print acquisitions. The plan provides for Company contributions based on an amount determined by the Board of Directors. In recent years the Company contribution has been based on 19% of earnings excluding Graphics' results before profit sharing contributions. Those employees not covered by the PSRP are covered under separate profit sharing and retirement plan agreements.

Substantially all of the Graphic employees are covered under a plan which provides for Company contributions based on 50% of the first 4% of the covered employees contribution.

    Company contributions to all plans charged to operations were $8,554,000 in fiscal 2000, $17,118,000 in fiscal 1999 and $17,018,000 in fiscal 1998.

11. INVESTMENTS IN DEBT AND EQUITY SECURITIES:

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires securities that are available-for-sale to be carried at fair value, with changes in net unrealized gains and losses recorded as a separate component of shareholders' equity. This statement has had no impact on shareholders' equity at July 31, 2000 or July 31, 1999.

    The long-term investment of $1.4 million at July 31, 2000 and July 31, 1999 is included in the `Other Assets' section of the balance sheet. There is no unrealized holding gain or loss on this investment.

    Proceeds on the sale of securities were $3.2 million for fiscal 2000 and $0 for fiscal 1999. The $3.2 million was recorded in other income on the income statement and represents the proceeds received from the sale of stock that the Company received in John Hancock's conversion from a policyholder owned company to a stockholder based company. The Company received shares in relation to the amount of corporate owned life insurance policies held with John Hancock.

    The amortized cost of these securities was based on specific identification. No securities during the period were classified as trading securities. There have been no sales of held-to-maturity securities other than at their maturity date.

12. EARNINGS PER SHARE:

Below is the computation of basic and diluted earnings per share for the fiscal years ended July 31, 2000, 1999, and 1998.

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                       2000       1999       1998
                                                                             --------   --------   --------
COMPUTATION OF BASIC EARNINGS PER SHARE
Net income                                                                   $ 22,617   $ 76,069   $ 74,208
Weighted-average number of shares outstanding                                  40,940     42,118     43,213
Weighted-average number of shares held in grantor trust (Note 5)                  211         50         --
                                                                             --------   --------   --------
Shares applicable to basic earnings                                            41,151     42,168     43,213
Basic earnings per share                                                          .55       1.80       1.72
                                                                             --------   --------   --------
COMPUTATION OF DILUTED EARNINGS PER SHARE
Net income                                                                   $ 22,617   $ 76,069   $ 74,208
Shares applicable to basic earnings                                            41,151     42,168     43,213
Add net shares from assumed exercise of options                                   187        207        184
                                                                             --------   --------   --------
Shares applicable to diluted earnings                                          41,338     42,375     43,397
Diluted earnings per share                                                        .55       1.80       1.71

13. SEGMENT REPORTING:

The Company operates in two business segments. Each segment offers distinctive products and services and are managed separately because of their unique production, distribution, and marketing requirements. The Company's two reportable segments are Forms and Labels, and Integrated Graphics.

    The principal products and services supplied by the Forms and Labels Segment include the design, manufacture and sale of both paper based and electronic business forms, the manufacture of both electronic data processing (EDP) labels and prime labels, and the manufacture and distribution of a standard line of office products. The principal products and services supplied by the Integrated Graphics Segment include the design and manufacture of high color, high quality marketing and promotional materials, and the manufacture of direct response printing materials.

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

    Summarized segment data and a reconciliation to the consolidated totals for fiscal years 2000, 1999 and 1998 are as follows:

FISCAL YEAR 2000
                                       EXTERNAL      DEPRECIATION     INCOME BEFORE      SEGMENT                        CAPITAL
(AMOUNTS IN THOUSANDS)                    SALES    & AMORTIZATION      INCOME TAXES    ASSETS(A)   RESTRUCTURING   EXPENDITURES
                                     ----------    --------------     -------------   ----------   -------------   ------------
Forms and Labels Segment             $  774,394       $  35,928         $  78,965     $  461,986      $  5,251       $ 14,689
Integrated Graphics Segment             790,844          41,645            40,294        638,336        23,010         39,256
                                     ----------       ---------         ---------     ----------      --------       --------
Segment Total                         1,565,238          77,573           119,259      1,100,322        28,261         53,945
                                     ----------       ---------         ---------     ----------      --------       --------
Corporate                                    --              --                --        148,987        13,290             --
Restructuring                                --              --           (41,551)            --            --             --
Net Interest Expense                         --              --           (31,190)            --            --             --
Other Income                                 --              --             3,190             --            --             --
                                     ----------       ---------         ---------     ----------      --------       --------
Consolidated                         $1,565,238       $  77,573         $  49,708     $1,249,309      $ 41,551       $ 53,945
                                     ==========       =========         =========     ==========      ========       ========

FISCAL YEAR 1999
                                       EXTERNAL     DEPRECIATION &    INCOME BEFORE       SEGMENT           CAPITAL
(AMOUNTS IN THOUSANDS)                    SALES       AMORTIZATION     INCOME TAXES     ASSETS(A)      EXPENDITURES
                                     ----------     --------------    -------------   -----------      ------------
Forms and Labels Segment             $  763,791       $  32,712         $  108,648    $   471,884        $  33,755
Integrated Graphics Segment             766,732          42,719             47,300        721,510           16,556
                                     ----------       ---------         ----------    -----------        ---------
Segment Total                         1,530,523          75,431            155,948      1,193,394           50,311
                                     ----------       ---------         ----------    -----------        ---------
Corporate                                    --              --                 --        104,265               --
Net Interest Expense                         --              --            (29,167)            --               --
                                     ----------       ---------         ----------    -----------        ---------
Consolidated                         $1,530,523       $  75,431         $  126,781    $ 1,297,659        $  50,311
                                     ==========       =========         ==========    ===========        =========


FISCAL YEAR 1998
                                       EXTERNAL     DEPRECIATION &    INCOME BEFORE       SEGMENT           CAPITAL
(AMOUNTS IN THOUSANDS)                    SALES       AMORTIZATION     INCOME TAXES     ASSETS(A)      EXPENDITURES
                                     ----------     --------------    -------------   -----------      ------------
Forms and Labels Segment             $  754,167       $  33,243         $   99,182    $   457,871        $  25,875
Integrated Graphics Segment             601,885          34,236             45,566        708,859           33,757
                                     ----------       ---------         ----------    -----------        ---------
Segment Total                         1,356,052          67,479            144,748      1,166,730           59,632
                                     ----------       ---------         ----------    -----------        ---------
Corporate                                    --              --                 --         90,733               --
Net Interest Expense                         --              --            (21,358)            --               --
                                     ----------       ---------         ----------    -----------        ---------
Consolidated                         $1,356,052       $  67,479         $  123,390    $ 1,257,463        $  59,632
                                     ==========       =========         ==========    ===========        =========

(A) Corporate represents general corporate assets that are not allocated to the segments. This amount includes items such as cash, prepaid taxes and cash surrender value of life insurance.

     Fiscal Year 1998 includes the acquisition of Graphic Industries, which was effective November 1997.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Stockholders of Wallace Computer Services, Inc.

We have audited the accompanying consolidated balance sheets of Wallace Computer Services, Inc., (a Delaware corporation) and Subsidiaries as of July 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three Fiscal years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wallace Computer Services, Inc. and Subsidiaries as of July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three Fiscal years in the period ended July 31, 2000 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP
Chicago, Illinois
September 11, 2000

QUARTERLY RESULTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                               1ST QUARTER      2ND QUARTER       3RD QUARTER      4TH QUARTER
                                               -----------      -----------       -----------      -----------
2000
Net sales                                        $ 387,616        $ 384,248         $ 388,718        $ 404,656
Cost of goods sold (excluding depreciation)        265,210          271,915           276,183          287,750
Restructuring costs                                     --               --            38,896            2,655
Operating income (loss)                             37,502           24,887           (16,804)          32,123
Income (loss) before income taxes                   30,965           17,113           (22,432)          24,062
Net income (loss)                                   18,579           10,268           (16,665)          10,435
Net income (loss) per share:
   Basic                                         $     .44        $     .25         $    (.41)       $     .26
   Diluted                                       $     .44        $     .25         $    (.41)       $     .26

1999
Net sales                                        $ 384,915        $ 376,306         $ 384,731        $ 384,571
Cost of goods sold (excluding depreciation)        267,136          258,128           262,238          264,415
Operating income                                    35,655           38,795            42,172           39,326
Income before income taxes                          28,382           31,659            34,309           32,431
Net income                                          17,029           18,995            20,585           19,460
Net income per share:
   Basic                                         $     .40        $     .45         $     .49        $     .46
   Diluted                                       $     .40        $     .45         $     .49        $     .46



                                    MARKET PRICE PER SHARE                  DIVIDENDS PAID PER SHARE
                           -----------------------------------------       ----------------------------
                               FISCAL 2000             FISCAL 1999          FISCAL 2000    FISCAL 1999
                           ------------------       ----------------       ------------   -------------
QUARTER                      HIGH      LOW           HIGH      LOW
--------                   -------    -------       -------  -------
First                      $ 25.00    $ 19.63       $ 22.75  $ 15.44            $ .1600        $ .1550
Second                       22.88      10.50         27.25    19.75              .1650          .1600
Third                        12.75       9.94         24.63    17.75              .1650          .1600
Fourth                       11.44       8.56         26.44    22.00              .1650          .1600

                Wallace Computer Services, Inc. and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
                           For the years ended July 31

(Amounts in Thousands)
Total Reserve for Bad Debts                                   2000          1999          1998
---------------------------                              ---------     ---------      --------
Balance at Beginning of Year                             $   5,582     $   5,195      $  3,481

Provision for Doubtful Accounts                              3,654         2,341           700

Accounts Written Off Against Allowance                     (3,867)       (2,709)         (863)

Recoveries Credited to Allowance                               537           755           182

Other Credits(1)                                                 -             -         1,695
                                                         ---------     ---------      --------
Balance at End of Year                                   $   5,906     $   5,582      $  5,195
                                                         =========     =========      ========


(1) Credits from the acquisition of Graphic Industries, Inc. as of November 3, 1997.

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER      DESCRIPTION
  -------     -----------
    3.1A      Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on January 7, 1987
              (previously filed as part of Exhibit 3 to the Company's Annual
              Report on Form 10-K for the fiscal year ended July 31, 1987, and incorporated herein by reference to such Report).

    3.1B Certificate of Amendment amending Section 1 of Article FOURTH of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 28, 1989
              (previously filed as part of Exhibit 3 to the Company's Annual
              Report on Form 10-K for the fiscal year ended July 31, 1987, and incorporated herein by reference to such Report).

    3.1C Certificate of Amendment amending Section 1 of Article FOURTH of the Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on March 14, 1997
              (previously filed as part of Exhibit 3 to the Company's Annual
              Report on Form 10-K for the fiscal year ended July 31, 1997, and incorporated herein by reference to such Report).

    3.1D      Certificate of Designation of Series B Preferred Stock of the
              Company as filed with the Secretary of State of the State of Delaware on March 16, 2000 (previously filed as part of Exhibit 4 to the Company's Current Report on Form 8-K filed on March 16,
              2000, and incorporated herein by reference to such Report).

    3.2       Amended and Restated By-Laws of the Company as adopted on July 1,
              1998 (previously filed as part of Exhibit 10 to the Company's
              Annual Report on Form 10-K for the fiscal year ended July 31, 1998, and incorporated herein by reference to such Report).

    4.1A      Indenture between Wallace Computer Services, Inc. and Bank of New
              York as Indenture Trustee (previously filed as Exhibit 4.7 to
              Amendment No. 1 to Form S-3 Registration Statement, Registration
              No. 333-46807, dated April 10, 1998 and incorporated herein by reference to such Report).

    4.1B      First Supplemental Indenture between Wallace Computer Services,
              Inc. and Bank of New York as Indenture Trustee, dated January 15,
              1999 (previously filed as part of Exhibit 4.1B to the Registrant's
              Annual Report on Form 10K for the fiscal year ended July 31, 1999, and incorporated herein by reference to such Report).

    10.1      Form of Rights Agreement, dated as of March 14, 2000, between the
              Company and Harris Trust and Savings Bank, as Rights Agent, which includes as Exhibit A the Certificate of Designation of Series B
              Preferred Stock, as Exhibit B the form of Rights Certificate, and as Exhibit C the form of Summary of Rights (previously filed as Exhibit 4 to the Company's Current Report on Form 8-K dated March
              16, 2000, and incorporated herein by reference to such Report).

    10.2      The Wallace Computer Services, Inc. 1997 Stock Incentive Plan
              (previously filed as Exhibit 10.3 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended January 31, 1997, and incorporated herein by reference to such Report).

    10.3      The Wallace Computer Services, Inc. Amended and Restated Executive
              Incentive Plan, dated as of August 1, 1997 (previously filed as
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated
              January 31, 1998, and incorporated herein by reference to such Report).

    10.4      Form of Deferred Compensation/Capital Accumulation Plan of the
              Company for each of the years 1988, 1989, 1990, 1991, 1993, 1994,
              1995, 1996, 1997, 1998, 1999 and 2000 (previously filed as part of
              Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated
              October 31, 1995, and incorporated herein by reference to such Report).

    10.5 Supplemental Profit Sharing Plan of the Company (previously filed as part of Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1988, and incorporated herein by reference to such Report).

    10.6A Executive Severance Pay Plan of the Company (previously filed as part of Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

    10.6B     First Amendment to the Executive Severance Pay Plan of the Company
              (previously filed as part of Exhibit 10 to the Company's Annual
              Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report).

    10.7 The Wallace Computer Services, Inc. Annual Bonus Plan (previously filed as Appendix A to the Proxy Statement of the Company for Annual Meeting of Stockholders filed on October 6, 1997, and incorporated herein by reference to such Statement).

    10.8      Form of Deferred Compensation/Capital Accumulation Plan for
              Directors of the Company for each of the years 1988, 1989, 1993, 1994, 1995, 1996, 1997, 1998, 1999 and 2000 (previously filed as
              Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1995, and incorporated herein by reference to such Report).

    10.9 Retirement Plan for Outside Directors of the Company (previously filed as part of Exhibit 10 to the Company's Annual Report on Form
              10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

    10.10A Employee Severance Pay Plan of the Company (previously filed as part of Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1992, and incorporated herein by reference to such Report).

    10.10B    First Amendment of the Employee Severance Pay Plan of the Company
              (previously filed as part of Exhibit 10 to the Company's Annual
              Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report).

    10.11A    Form of Indemnification Agreement with Director between the
              Company and each of the following: William J. Devers, Jr., Bettye
              Martin Musham, Andrew J. McKenna, Jr., John C. Pope, Michael T.
              Riordan, and Neele E. Stearns, (previously filed as part of Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

    10.11B    Form of Addendum to Indemnification Agreement with Director
              (Member of Profit Sharing Committee) between the Company and
              Andrew J. McKenna, Jr. (previously filed as part of Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended
              July 31, 1990, and incorporated herein by reference to such Report).

    10.12A Form of Indemnification Agreement with Officer between the Company and each of the following: Michael A. Anderson, Thomas G. Brooker,
              Steven L. Carson, John J. DeCoster, Michael O. Duffield, Douglas
              W. Fitzgerald, Craig A. Grant, Gary K. Haman, Robert J.
              Kelderhouse, Marc A. Loomer, and Wayne E. Richter (previously filed as part of Exhibit 10 to the Company's Annual Report on Form
              10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

    10.12B    Form of Addendum to Indemnification Agreement with Officer
              (Trustee of Profit Sharing and Retirement Trust and Member of
              Profit Sharing Committee) between the Company and each of the following: Michael O. Duffield and Robert J. Kelderhouse
              (previously filed as part of Exhibit 10 to the Company's Annual
              Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

    10.12C Form of Addendum to Indemnification Agreement with Officer (Member of Profit Sharing Committee) between the Company and Michael O.
              Duffield, and Robert J. Kelderhouse (previously filed as part of Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report).

    10.13C    Separation Agreement and General Release effective as of January
              18, 2000 between the Company and Robert J. Cronin (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form
              10-Q dated March 16, 2000, and incorporated herein by reference to such Report).

    10.13B    Consulting Agreement effective as of January 18, 2000 between the
              Company and Robert J. Cronin (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q dated March 16, 2000, and incorporated herein by reference to such Report).

    10.14A    Employment Agreement effective as of September 9, 1998 between the
              Company and Michael O. Duffield (previously filed as part of Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998, and incorporated herein by reference to such Report).

    10.14B Change of Control Agreement effective as of September 9, 1998 between the Company and Michael O. Duffield (previously filed as part of Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998, and incorporated herein by reference to such Report).

    10.15A    $500,000,000 Credit Agreement dated as of October 31, 1997, among
              Wallace Computer Services, Inc., Bank of America National Trust and Savings Association, as Administrative Agent and the other financial institutions party thereto, (previously filed as Exhibit
              10.1 to the Company's Quarterly Report on Form 10-Q dated October
              31, 1997, and incorporated herein by reference to such Report).

    10.15B    First Amendment Credit Agreement dated June 5, 1998 among Wallace
              Computer Services, Inc., Bank of America National Trust and
              Savings Association, as Administrative Agent and the other financial institutions party thereto amending the $500,000,000
              Credit Agreement dated as of October 31, 1997, (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated April 30, 1998, and incorporated herein by reference to such Report).

    10.16     $200,000,000 Purchase Agreement dated as of January 15, 1999 among
              Wallace Computer Services, Inc. and various institutional investors (previously filed on Company's current report) on Form
              8-K dated January 20, 1999, and incorporated herein by reference to such Report).

    10.17     Benefit Trust Agreement between Wallace Computer Services, Inc.
              and the Northern Trust Company dated December 8, 1995, (previously filed as part of Exhibit 10 to the Company's Annual Report on Form
              10-K for the fiscal year ended July 31, 1998, and incorporated herein by reference to such Report) and the First Amendment to The
              Wallace Computer Services, Inc. Benefit Trust, effective as of
              October 31, 1997, (First Amendment was previously filed as Exhibit
              10.2 to the Company's Quarterly Report on Form 10-Q dated January
              31, 1998, and incorporated herein by reference to such Report).

    10.18     The Wallace Computer Services, Inc. Performance Share Plan
              (previously filed as Appendix B of the Proxy Statement for Annual
              Meeting of Stockholders filed on October 6, 1997, and incorporated herein by reference to such Statement).

    10.19 Director Retainer Fee Plan, dated June 2, 1999, (previously filed as part of Exhibit 10 to the Company's Quarterly Report on Form
              10-Q for the quarter ended April 30, 1999, and incorporated herein by reference to such Report).

    21        Subsidiaries of the Company

    23        Consent of Arthur Andersen LLP

    27        Financial Data Schedule