Form 10-Q
period 2000-10-31
WALLACE COMPUTER SERVICES INC
filed 2000-12-15
CIK 104348

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                QUARTERLY REPORT

                       Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


         October 31, 2000                                  1-6528
-------------------------------------          ---------------------------------
    For the quarterly period ended                   Commission file number


                         WALLACE COMPUTER SERVICES, INC.
     -----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                  36-2515832
----------------------------------    ------------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)


       2275 Cabot Drive   Lisle, Illinois                        60532
----------------------------------------------------         -------------
    (Address of Principal Executive Offices)                  (ZIP CODE)


         (630) 588-5000                                40,462,535
----------------------------------      ----------------------------------------
(Registrant's Telephone Number,           (Number of Common Shares Outstanding
      Including Area Code)                         as of November 30, 2000)


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

                        Wallace Computer Services, Inc.                   Page 2
                                   FORM 10-Q
                  For Quarterly Period Ended October 31, 2000

                          Part I Financial Information

Item 1.  Financial Statements

         The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the three months ended October 31, 2000, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                Wallace Computer Services, Inc. and Subsidiaries
                    Consolidated Income Statement (Unaudited)


                                                                 For the Three Months Ended
                                                                         October 31
                                                    ----------------------------------------------------
                                                                        %                          %
                                                         2000         Sales         1999          Sales
                                                    ----------------------------------------------------
Net Sales                                            $ 407,813,000     100.0    $ 387,616,000     100.0

Cost and Expenses
     Cost of goods sold (Note 1)                       288,876,000      70.8      265,210,000      68.4
     Selling and administrative expenses                63,650,000      15.6       65,318,000      16.9
     Provision for depreciation and
          amortization                                  19,371,000       4.7       19,586,000       5.1
     Restructuring charges                                 392,000       0.1                0       0.0
                                                     -------------     -----    -------------     -----
          Total costs and expenses                     372,289,000      91.3      350,114,000      90.3
                                                     -------------     -----    -------------     -----
     Operating Income                                   35,524,000       8.7       37,502,000       9.7
                                                     -------------     -----    -------------     -----
     Interest income                                      (343,000)     (0.1)        (941,000)     (0.2)
     Interest expense                                    8,066,000       2.0        7,478,000       1.9
                                                     -------------     -----    -------------     -----
     Income before Income Taxes                         27,801,000       6.8       30,965,000       8.0
     Provision for Income Taxes                         11,315,000       2.8       12,386,000       3.2
                                                     -------------     -----    -------------     -----
          Net Income                                    16,486,000       4.0    $  18,579,000       4.8
                                                     =============     =====    =============     =====
Basic Earnings per Share                             $        0.41              $        0.44
                                                     =============              =============
Diluted Earnings per Share                           $        0.41              $        0.44
                                                     =============              =============
Average Common Shares Outstanding                       40,479,000                 42,356,000
                                                     =============              =============
Diluted Common Shares Outstanding                       40,541,000                 42,556,000
                                                     =============              =============
Dividends Declared Per Share                         $       0.165              $       0.165
                                                     =============              =============



The accompanying notes are an integral part of this statement.

                 Wallace Computer Services, Inc. and Subsidiaries         Page 3
                           Consolidated Balance Sheet

                                                             October 31, 2000        July 31, 2000
                                                                (Unaudited)            (Audited)
Assets                                                       ----------------       ---------------
------
Current Assets
     Cash and cash equivalents                                 $    1,486,000        $    4,505,000
     Accounts receivable                                          308,817,000           300,259,000
     Less-allowance for doubtful accounts                           6,300,000             5,906,000
                                                               --------------        --------------
         Net receivables                                          302,517,000           294,353,000
     Inventories (Note 1)                                         134,384,000           108,133,000
     Prepaid taxes                                                 16,017,000            27,732,000
     Advances and prepaid expenses                                  7,062,000             8,110,000
                                                               --------------        --------------
         Total current assets                                     461,466,000           442,833,000
                                                               --------------        --------------
Property, plant and equipment, at cost                            865,094,000           856,827,000
Less-reserves for depreciation and amortization                   457,572,000           443,981,000
                                                               --------------        --------------
     Net property, plant and equipment                            407,522,000           412,846,000
                                                               --------------        --------------
Intangible assets arising from acquisitions                       294,754,000           296,745,000
Cash surrender value of life insurance                             25,577,000            36,400,000
System development costs                                           57,443,000            55,727,000
Other assets                                                        4,367,000             4,758,000
                                                               --------------        --------------
     Total assets                                              $1,251,129,000        $1,249,309,000
                                                               ==============        ==============
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
     Current portion long-term debt                                $2,078,000            $2,454,000
     Short-term notes payable                                      12,985,000            12,991,000
     Accounts payable                                             137,837,000            99,368,000
     Accrued salaries, wages, profit sharing and other             78,302,000            81,277,000
                                                               --------------        --------------
           Total current liabilities                              231,202,000           196,090,000
                                                               --------------        --------------
Long-term debt                                                    348,647,000           389,413,000
Deferred income taxes                                              69,541,000            69,912,000
Deferred compensation and retirement benefits                      38,441,000            36,265,000
Other long-term liabilities                                         7,964,000             8,092,000
Stockholders' equity
     Common stock (Note 2)- issued shares of
       45,764,054 at October 31, 2000 and July 31, 2000            45,764,000            45,764,000
     Additional capital                                            38,555,000            38,486,000
     Deferred compensation                                          3,002,000             3,159,000
     Retained earnings                                            568,531,000           558,933,000
     Treasury stock  (at cost)- 5,505,050 shares at
       October 31, 2000 and 5,076,661 shares at
       July 31, 2000                                             (100,518,000)          (96,805,000)
                                                               --------------        --------------
     Total stockholders' equity                                   555,334,000           549,537,000
                                                               --------------        --------------
Total liabilities and stockholders' equity                     $1,251,129,000        $1,249,309,000
                                                               ==============        ==============

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries          Page 4
                Consolidated Statement of Cash Flows (Unaudited)


                                                                      For the Three Months Ended
                                                                              October 31
                                                                   --------------------------------
                                                                       2000                1999
Cash Flows from Operating Activities:                              -------------       ------------
     Net income from operations                                     $ 16,486,000       $ 18,579,000
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                19,371,000         19,586,000
         Restructuring charges                                            81,000                  0
         Deferred taxes                                                 (371,000)           (46,000)
         Gain on disposal of property                                     (3,000)          (257,000)
     Changes in assets and liabilities
         Accounts receivable                                          (8,164,000)       (13,357,000)
         Inventories                                                 (26,251,000)        (3,570,000)
         Advances and prepaid expenses                                 1,048,000           (435,000)
         Prepaid taxes                                                11,715,000         12,347,000
         Other assets                                                  7,465,000         (5,426,000)
         Accounts payable and other liabilities                       35,430,000         (3,181,000)
         Deferred compensation and retirement benefits                 2,176,000            537,000
                                                                    ------------       ------------
     Net cash provided by operating activities                        58,983,000         24,777,000
                                                                    ------------       ------------
Cash Flows from Investing Activities:
     Capital expenditures                                            (10,903,000)       (19,911,000)
     Proceeds from disposal of property                                  779,000            975,000
                                                                    ------------       ------------
     Net cash used in investing activities                           (10,124,000)       (18,936,000)
                                                                    ------------       ------------
Cash Flows from Financing Activities:
     Treasury stock transactions                                      (4,137,000)        (7,159,000)
     Cash dividends paid                                              (6,686,000)        (6,787,000)
     Proceeds from issuance of common stock                              115,000                  0
     Net (retirements of)/proceeds from short-term debt                 (381,000)        25,740,000
     Retirement of long-term debt                                    (40,789,000)       (12,281,000)
     Proceeds from issuance of long-term debt                                  0                  0
                                                                    ------------       ------------
     Net cash (used in)/provided by financing activities             (51,878,000)          (487,000)
                                                                    ------------       ------------
Net changes in cash and cash equivalents                              (3,019,000)         5,354,000
Cash and cash equivalents at beginning of year                         4,505,000          8,033,000
                                                                    ------------       ------------
Cash and cash equivalents at October 31                             $  1,486,000       $ 13,387,000
                                                                    ============       ============
Supplemental Disclosure:
     Interest paid (net of interest capitalized)                    $ 11,426,000       $  8,597,000
     Income taxes paid (net of refunds received)                         914,000          1,128,000


The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries          Page 5
                   Notes to Consolidated Financial Statements
                                October 31, 2000
                                   (Unaudited)

Note 1 - Inventories

         Inventories at October 31, 2000, and July 31, 2000, were as follows:

                                        October 31, 2000        July 31, 2000
                                        ----------------        -------------
          Raw materials                  $ 20,056,000           $ 15,913,000
          Work in process                  41,615,000             22,148,000
          Finished products                72,713,000             70,072,000
                                         ------------           ------------
                                         $134,384,000           $108,133,000
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


Note 2 - Stock Options

         As of October 31, 2000, options to purchase 3,402,370 shares of common stock were outstanding and 2,023,234 shares of common stock were available for future grants under the Company's Stock Incentive and Employee Stock Purchase Plans.

         The Company has authorized 100,000,000 shares of common stock and issued 45,764,054 as of October 31, 2000. Of these shares, 5,505,050 were held in treasury as of October 31, 2000. The number of shares held in treasury at July 31, 2000 was 5,076,661.


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

                Wallace Computer Services, Inc. and Subsidiaries          Page 6
                   Notes to Consolidated Financial Statements
                                October 31, 2000
                                   (Unaudited)

Note 3 - Segment Reporting (continued)

         The Company's accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies in the Company's 2000 Annual Report. Management evaluates segment performance based on segment profit or loss before interest and income taxes. Net interest expense and income taxes are not allocated to segments. Transfers between segments, which are not significant, are accounted for at standard cost.

         Summarized segment data and a reconciliation to the consolidated totals for the quarters ended October 31, 2000 and 1999 are as follows:

Quarter Ended October 31, 2000               External     Restructuring             Income before
(Amounts in Thousands)                          Sales            Charge              Income Taxes
-------------------------------------------------------------------------------------------------
Forms and Labels Segment                     $204,001                $0                   $23,738
Integrated Graphics Segment                   203,812                92                    12,178
-------------------------------------------------------------------------------------------------
Segment Total                                 407,813                92                    35,916
-------------------------------------------------------------------------------------------------
Corporate / (Net Interest Expense)                  0                 0                    (7,723)
Restructuring Charge - Corporate                    0               300                      (392)
-------------------------------------------------------------------------------------------------
Consolidated                                 $407,813              $392                   $27,801
=================================================================================================

Quarter Ended October 31, 1999               External     Restructuring             Income before
(Amounts in Thousands)                          Sales            Charge              Income Taxes
-------------------------------------------------------------------------------------------------
Forms and Labels Segment                     $201,665                 0                   $25,402
Integrated Graphics Segment                   185,951                 0                    12,100
-------------------------------------------------------------------------------------------------
Segment Total                                 387,616                 0                    37,502
-------------------------------------------------------------------------------------------------
Corporate / (Net Interest Expense)                  0                 0                    (6,537)
Restructuring Charge - Corporate                    0                 0                         0
-------------------------------------------------------------------------------------------------
Consolidated                                 $387,616                 0                   $30,965
=================================================================================================

   There are no material changes in Segment Assets from Fiscal Year-End 2000.

                Wallace Computer Services, Inc. and Subsidiaries          Page 7
                   Notes to Consolidated Financial Statements
                                October 31, 2000
                                   (Unaudited)


Note 4 - Accounting for Derivative Instruments and Hedging Activities

         Effective August 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. This standard requires that an entity recognize derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. The Company had no derivatives outstanding as of July 31, 2000 and thus, no transition adjustment was required as a result of the adoption of SFAS No. 133. Additionally, the Company had no derivative instruments, or embedded derivatives as defined by SFAS No. 133, outstanding as of October 31, 2000.

         Subsequent to October 31, 2000, the Company entered into interest rate swap agreements which effectively convert $75 million of LIBOR floating rate debt under the revolving Credit Facility ("Credit Facility") to fixed rate debt. The purpose for entering into the swap agreements is to better match the Company's assets and liabilities and reduce its exposure to interest rate risk. The interest rate swap agreements have a term that is one year or less from the date of inception. These swaps will be considered hedging transactions and will be accounted for in accordance with SFAS 133 beginning in the second quarter of fiscal 2001.



Note 5 - Restructuring and Other Charges

         In February 2000, the Company announced a plan to restructure its operations, which resulted in one-time pre-tax expense totaling $41.6 million for fiscal 2000. In the first quarter of fiscal 2001, additional restructuring costs of $0.4 million were incurred primarily related to ongoing cash charges related to plant closing activities and restructuring administrative costs that could previously not be accrued for in accordance with EITF 94-3. These costs are presented separately as a component of income from operations in the Statement of Operations.

         The restructuring was undertaken in fiscal 2000 as the Company was experiencing continued softness in the high-quality color marketing and promotional printing market as well as issues relating to the integration of the Graphic acquisition. Management reviewed its operations and developed action plans relating to both segments that dealt with under-performing facilities, underutilized assets, rationalization of certain product lines and a reduction in management positions at the corporate office. The Company's plan was approved, committed to, and for the most part, executed in the third quarter of fiscal 2000 with only minor charges incurred subsequent to that time.

                Wallace Computer Services, Inc. and Subsidiaries          Page 8
                   Notes to Consolidated Financial Statements
                                October 31, 2000
                                   (Unaudited)


Note 5 - Restructuring and Other Charges (continued)

         The following table summarizes the activity in the restructuring reserve during fiscal 2000 and the first quarter of fiscal 2001:

           (Amounts in Thousands)

---------------------------------------------------------------------------------------------------------------------
                                        Employee Termination     Asset Write downs     Other Cash      Total
                                        Benefits                 (non-cash)            Charges         Restructuring
---------------------------------------------------------------------------------------------------------------------
Restructuring Provision                 $ 6,350                  $ 30,896              $ 1,650         $ 38,896
---------------------------------------------------------------------------------------------------------------------
Additional restructuring charges            291                       639                1,725            2,655
Adjustments to Reserves                       -                         -                    -                -
Cash Payments                            (4,562)                        -               (2,245)          (6,807)
Non-cash items                                -                   (31,535)                   -          (31,535)
---------------------------------------------------------------------------------------------------------------------
Reserve balance July 31, 2000           $  2,079                 $      -              $ 1,130         $  3,209
---------------------------------------------------------------------------------------------------------------------
Additional restructuring charges               -                       81                  311              392
Cash Payments                               (949)                       -                 (875)          (1,824)
Non-cash items                                 -                      (81)                   -              (81)
---------------------------------------------------------------------------------------------------------------------
Reserve balance October 31, 2000        $  1,130                 $      -              $   566         $  1,696
---------------------------------------------------------------------------------------------------------------------

         The plan resulted in four plant closings, and resizing and consolidation of other facilities. Exit costs are primarily comprised of tangible and intangible asset write downs related to assets to be disposed of and the sale of certain facilities, and severance and severance-related costs. Under the plan, the Company terminated 445 employees, 388 of which are from plant locations and 57 from the corporate headquarters.

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

         The initiatives associated with this restructuring are substantially complete as of October 31, 2000. The anticipated additional charges related to this restructuring should continue to be minimal.


Note 6 - Income Taxes

         It is expected that the annual effective tax rate for fiscal 2001 will be 40.7%. The annual effective tax rate for fiscal 2000 was 54.5% due primarily to the non-deductibility of certain restructuring charges.

                Wallace Computer Services, Inc. and Subsidiaries          Page 9
                   Notes to Consolidated Financial Statements
                                October 31, 2000
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

         For the three month period ended October 31, 2000, net sales increased 5.2% to $407.8 million from the quarter ended October 31, 1999. The impact of acquisitions, divestitures, and plant closings on sales in the quarter was not material to the results. The Company estimates that unit growth is positive, with increasing material prices being partially offset by pricing pressures brought on by competitive conditions.

         Roughly 30% of sales are sold to customers under a written contract with the Company, which is down slightly from the first quarter a year ago. Increased sales in the Office Products and Label divisions, which are largely transactional (non-contractual) have helped transactional business to increase at a faster rate than contract business. The Company has also hired experienced sales representatives to continue to capitalize on local transactional business in the Integrated Graphics Segment. The combination of higher transactional sales and increased contract sales is important in providing stability to the Company's profitability and utilization rates. A significant portion of contract sales are sales to customers managed by the W.I.N. system.

         Net income for the first quarter decreased 11.3% to $16.5 million or 41 cents per share, from $18.6 million or 44 cents per share in the same quarter a year ago.

         The first quarter ended October 31, 2000 includes a $0.4 million pretax charge for ongoing costs of a restructuring announced in the third quarter ended April 30, 2000. The Company implemented the restructuring program because of continued softness in the high-quality color marketing and promotional printing market, along with issues relating to the integration of the Graphic Industries acquisition. Management reviewed its operations and developed action plans relating to both segments that dealt with under-performing facilities, underutilized assets, and rationalization of certain product lines. This charge, which occurred primarily in fiscal 2000, includes the write-off of goodwill associated with plants that were closed, the write-off of abandoned software, the write-down to net realizable value of property and equipment sold and severance and outplacement costs. The additional restructuring charges incurred in the first quarter of fiscal 2001 relate primarily to ongoing cash charges related to plant closing activities and restructuring administrative costs. Future charges related to this restructuring should be minimal.

         Cost of sales for the quarter was 70.8% of sales as compared to 68.4% in the first quarter of last year. The LIFO charge in the first quarter of both years was relatively consistent.

         Year over year, the Forms and Labels segment's sales increased 1.2% to $204.0 million, with operating income of $23.7 million and operating margin of 11.6% versus operating income of $25.4 million and an operating margin of 12.6% in the first quarter of last year. Competitive market conditions have continued to put pressure on operating margins in this segment. Since the third quarter of last year, margins have improved sequentially, as the effects of cost cutting measures initiated with the restructuring announced in that quarter have taken effect.

                Wallace Computer Services, Inc. and Subsidiaries         Page 10
                   Notes to Consolidated Financial Statements
                                October 31, 2000
                                   (Unaudited)




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The Integrated Graphics' segment sales increased 9.6% to $203.8 million, with operating income of $12.2 million and operating margin of 6.0% versus operating income of $12.1 million and an operating margin of 6.5% in the first quarter of last year. The decrease in operating margin can be attributed to two factors. Ongoing competitive pressures, particularly in the northeastern United States, have caused margins to decline. Also affecting margins was the fact that some of the sales growth contained outsourced production with a higher material content which, in this case, yielded lower than typical margins.

         Selling and administration expenses for the quarter were 15.6% versus 16.9% last year. The restructuring charge in the third quarter of last fiscal year, along with other cost reduction opportunities have helped to decrease both selling and administrative expenses to the current level as a percent of sales. Fourth quarter expenses as a percent of sales were in the same range at 15.4%.

         Depreciation and amortization for the quarter was $19.4 million or 4.7% of sales versus $19.6 million or 5.1% of sales in the first quarter a year ago. Depreciation expense has decreased as many underperforming assets were disposed of and charged off in the restructuring. Amortization expense is up over 6%, due primarily to ongoing enhancements to the Company's order entry, customer service, and inventory management system.

         Interest expense for the quarter was $8.1 million, up from $7.5 million last year. The majority of the increase in interest expense can be attributed to increased interest rates. Interest income for the quarter decreased $0.6 million from the first quarter of last year. The decrease can be attributed to the surrender of several life insurance policies, the proceeds of which were used to pay down debt.

         Liquidity and Capital Resources

         Working capital decreased by $16.5 million from July 31, 2000. Increases in inventory were more than offset by increases in accounts payable. The increase in inventory is temporary as multiple significant jobs in the Integrated Graphics segment were in process at the end of the quarter. The current ratio at October 31, 2000 was 2.0 to 1.

         Current inventory levels are believed to be in-line with the inventory levels necessary to satisfy customer demand. The Company anticipates having adequate sources of supply of raw materials to meet future business requirements.

         Of the outstanding debt as of October 31, 2000, $140.0 million has been borrowed under a five-year Credit Agreement ("Credit Facility"), which provides for a maximum aggregate principal amount available to be borrowed of $400 million. The borrowings under the Credit Facility are classified as long-term debt as of October 31, 2000 since the Company has the intent and ability to carry that debt long-term. The Company

                Wallace Computer Services, Inc. and Subsidiaries        Page 11
                   Notes to Consolidated Financial Statements
                                October 31, 2000
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         has $200 million of Senior Term Notes with institutional investors with a book value of $184.3 million classified as long-term debt with the earliest maturity in 2006.

         In addition to the credit facility and the senior notes, the Company has unsecured money market lines of $125 million under which $13.0 million was borrowed at October 31, 2000. The $13.0 million from the unsecured money market lines is classified as short-term debt.

         Of the remaining long-term debt, $15.0 million is made up of industrial revenue bonds at rates ranging from 4.35% to 4.45%. The balance of $11.4 million relates to acquisitions.

         Total debt currently represents 39.6% of total capitalization. The maximum amount as authorized by the Board of Directors for total borrowings is limited to $600 million.

         Capital expenditures for the quarter totaled $10.9 million. For the full fiscal year, capital expenditures are expected to be roughly $40 million, which are expected to be financed through internally generated funds and by borrowing against our Credit Facility.

         Corporate owned life insurance policies totaling $11.3 million were surrendered in the current quarter, with the cash proceeds used to reduce debt.

         Stockholders' equity increased 1.1% to $555.3 million at October 31, 2000.

         Common Stock

         On September 8, 1999, the Board of Directors increased the annualized dividend rate to $0.66 per share, a 3.1% increase from fiscal 1999. On September 13, 2000, the Board of Directors maintained the annualized dividend rate of $0.66 per share.

         During the first quarter of fiscal 2001, the Company purchased 441,000 shares of Wallace common stock. Total repurchases through October 31, 2000 against the $100 million authorized by the Board in June 1997 have been $95.5 million. On January 25, 2000 the Board of Directors approved an additional $100 million share repurchase authorization. The Company intends to repurchase shares in the near-term only to the extent necessary to offset the dilutive effects of shares issued pursuant to employee benefit plans.

                Wallace Computer Services, Inc. and Subsidiaries         Page 12
                   Notes to Consolidated Financial Statements
                                October 31, 2000
                                   (Unaudited)



                           Part II  Other Information

Items 1 through 3          None

Item 4  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on November 29, 2000. The results of the three proposals put to a shareholder vote are as follows:

1) Election of directors for the class of directors

                                       For                Withheld
                                    ----------            --------
    John C. Pope                    31,772,256            903,437
    William J. Devers, Jr.          31,715,222            960,471


2) Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year 2001

                  For              Against         Abstain
              ----------           -------         -------
              32,545,595           88,155          41,943



3) Approval of an amendment to the 1997 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder


                 For               Against         Abstain
              ----------          ---------        -------
              29,638,653          2,591,261        445,779

                 Wallace Computer Services, Inc. and Subsidiaries        Page 13
                   Notes to Consolidated Financial Statements
                                October 31, 2000
                                   (Unaudited)


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


Item 6   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Employment Agreement between the Company and M. David Jones entered into as of November 27, 2000, filed herewith.

                  10.2 Amendment No. 1 to the Wallace Computer Services, Inc. Amended and Restated Executive Incentive Plan, dated November 29, 2000, filed herewith.

                  10.3 Indemnification Agreement with Director between the Company and M. David Jones in the form previously filed as part of Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report.

                  10.4 Indemnification Agreement with Officer between the Company and M. David Jones in the form previously filed as part of Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report.

                  27.1    Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        WALLACE COMPUTER SERVICES, INC.





         December 15, 2000                        /s/ M. David Jones
    ---------------------------       ------------------------------------------
                Date                                M. David Jones
                                              Chairman of the Board and
                                               Chief Executive Officer


         December 15, 2000                       /s/ John J. DeCoster
    ---------------------------       ------------------------------------------
                Date                               John J. DeCoster
                                         Vice President - Corporate Controller
                                            (Principal Accounting Officer)