Form 10-Q
period 2001-01-31
WALLACE COMPUTER SERVICES INC
filed 2001-03-16
CIK 104348

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


         January 31, 2001                                    1-6528
------------------------------------               ----------------------------
   For the quarterly period ended                     Commission file number


                         WALLACE COMPUTER SERVICES, INC.
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                     36-2515832
------------------------------------        ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


           2275 Cabot Drive   Lisle, Illinois                   60532
      ---------------------------------------------         -------------
        (Address of Principal Executive Offices)              (ZIP CODE)


          (630) 588-5000                               40,961,682
------------------------------------      --------------------------------------
  (Registrant's Telephone Number,          (Number of Common Shares Outstanding
       Including Area Code)                         as of March 1, 2001)


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

                         Wallace Computer Services, Inc.                  Page 2
                                    FORM 10-Q
                   For Quarterly Period Ended January 31, 2001

                          Part I Financial Information
                          ----------------------------

Item 1.  Financial Statements

         The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the six months ended January 31, 2001, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                Wallace Computer Services, Inc. and Subsidiaries
                    Consolidated Income Statement (Unaudited)


                                                            For the Six Months Ended
                                                                  January 31
                                             --------------------------------------------------------
                                                                    %                            %
                                                 2001             Sales        2000            Sales
                                             --------------------------    --------------------------
Net Sales                                    $ 828,323,000        100.0    $ 771,864,000        100.0

Cost and Expenses
     Cost of goods sold (Note 1)               588,803,000         71.1      536,634,000         69.5
     Selling and administrative expenses       128,413,000         15.5      133,518,000         17.3
     Provision for depreciation and
          amortization                          39,000,000          4.7       39,322,000          5.1
     Restructuring charges                         694,000          0.1                0          0.0
                                             -------------        -----    -------------        -----
          Total costs and expenses             756,910,000         91.4      709,474,000         91.9
                                             -------------        -----    -------------        -----
     Operating Income                           71,413,000          8.6       62,390,000          8.1
                                             -------------        -----    -------------        -----
     Interest income                              (542,000)        (0.1)      (1,602,000)        (0.2)
     Interest expense                           15,615,000          1.9       15,915,000          2.1
                                             -------------        -----    -------------        -----
     Income before Income Taxes                 56,340,000          6.8       48,077,000          6.2
     Provision for Income Taxes                 22,930,000          2.8       19,231,000          2.5
                                             -------------        -----    -------------        -----
          Net Income                         $  33,410,000          4.0    $  28,846,000          3.7
                                             =============        =====    =============        =====
Basic Earnings per Share                     $        0.82                 $        0.69
                                             =============                 =============
Diluted Earnings per Share                   $        0.82                 $        0.69
                                             =============                 =============
Average Common Shares Outstanding               40,514,000                    41,866,000
                                             =============                 =============
Diluted Common Shares Outstanding               40,724,000                    41,999,000
                                             =============                 =============
Dividends Declared Per Share                 $        0.33                 $        0.33
                                             =============                 =============

The accompanying notes are an integral part of this statement.

                         Wallace Computer Services, Inc.                  Page 3
                                    FORM 10-Q
                   For Quarterly Period Ended January 31, 2001


                          Part I Financial Information
                          ----------------------------

Item 1.  Financial Statements

         The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the three months ended January 31, 2001, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                Wallace Computer Services, Inc. and Subsidiaries
                    Consolidated Income Statement (Unaudited)


                                                           For the Three Months Ended
                                                                   January 31
                                             -------------------------------------------------------
                                                                     %                             %
                                                 2001             Sales       2000             Sales
                                             --------------------------   --------------------------
Net Sales                                    $ 420,510,000        100.0   $ 384,248,000        100.0

Cost and Expenses
     Cost of goods sold (Note 1)               299,927,000         71.3     271,915,000         70.8
     Selling and administrative expenses        64,763,000         15.4      67,710,000         17.6
     Provision for depreciation and
          amortization                          19,629,000          4.7      19,736,000          5.1
     Restructuring charges                         302,000          0.1               0          0.0
                                             -------------        -----   -------------        -----
          Total costs and expenses             384,621,000         91.5     359,361,000         93.5
                                             -------------        -----   -------------        -----
     Operating Income                           35,889,000          8.5      24,887,000          6.5
                                             -------------        -----   -------------        -----
     Interest income                              (199,000)         0.0        (661,000)        (0.2)
     Interest expense                            7,549,000          1.8       8,435,000          2.2
                                             -------------        -----   -------------        -----
     Income before Income Taxes                 28,539,000          6.8      17,113,000          4.5
     Provision for Income Taxes                 11,615,000          2.8       6,845,000          1.8
                                             -------------        -----   -------------        -----
          Net Income                         $  16,924,000          4.0   $  10,268,000          2.7
                                             =============        =====   =============        =====
Basic Earnings per Share                     $        0.42                $        0.25
                                             =============                =============
Diluted Earnings per Share                   $        0.41                $        0.25
                                             =============                =============
Average Common Shares Outstanding               40,549,000                   41,377,000
                                             =============                =============
Diluted Common Shares Outstanding               40,920,000                   41,455,000
                                             =============                =============
Dividends Declared Per Share                 $       0.165                $       0.165
                                             =============                =============

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries          Page 4
                           Consolidated Balance Sheet

                                                                January 31, 2001         July 31, 2000
                                                                   (Unaudited)              (Audited)
                                                                ----------------         ---------------
Assets
------
Current Assets
     Cash and cash equivalents                                   $     4,845,000         $     4,505,000
     Accounts receivable                                             311,964,000             300,259,000
     Less-allowance for doubtful accounts                              6,599,000               5,906,000
                                                                 ---------------         ---------------
         Net receivables                                             305,365,000             294,353,000
     Inventories (Note 1)                                            126,686,000             108,133,000
     Current and deferred taxes                                       25,957,000              27,732,000
     Advances and prepaid expenses                                     7,252,000               8,110,000
                                                                 ---------------         ---------------
         Total current assets                                        470,105,000             442,833,000
                                                                 ---------------         ---------------
Property, plant and equipment, at cost                               877,766,000             856,827,000
Less-reserves for depreciation and amortization                      472,974,000             443,981,000
                                                                 ---------------         ---------------
     Net property, plant and equipment                               404,792,000             412,846,000
                                                                 ---------------         ---------------
Intangible assets arising from acquisitions                          292,750,000             296,745,000
Cash surrender value of life insurance                                15,253,000              36,400,000
System development costs                                              57,867,000              55,727,000
Other assets                                                           3,796,000               4,758,000
                                                                 ---------------         ---------------
     Total assets                                                $ 1,244,563,000         $ 1,249,309,000
                                                                 ===============         ===============
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
     Current portion long-term debt                              $     2,043,000         $     2,454,000
     Short-term notes payable                                         11,003,000              12,991,000
     Accounts payable                                                120,685,000              99,368,000
     Accrued salaries, wages, profit sharing and other                82,491,000              81,277,000
                                                                 ---------------         ---------------
           Total current liabilities                                 216,222,000             196,090,000
                                                                 ---------------         ---------------
Long-term debt                                                       343,459,000             389,413,000
Deferred income taxes                                                 69,637,000              69,912,000
Deferred compensation and retirement benefits                         37,726,000              36,265,000
Other long-term liabilities                                            7,975,000               8,092,000
Stockholders' equity
     Common stock (Note 2)- issued shares of
         45,764,054 at January 31, 2001 and July 31, 2000             45,764,000              45,764,000
     Additional capital                                               38,624,000              38,486,000
     Deferred compensation                                             3,161,000               3,159,000
     Retained earnings                                               568,721,000             558,933,000
     Treasury stock  (at cost)- 5,060,443 shares at
         January 31, 2001 and 5,076,661 shares at
         July 31, 2000                                               (86,251,000)            (96,805,000)
     Accumulated other comprehensive loss (Note 4)                      (475,000)                      0
                                                                 ---------------         ---------------
     Total stockholders' equity                                      569,544,000             549,537,000
                                                                 ---------------         ---------------
Total liabilities and stockholders' equity                       $ 1,244,563,000         $ 1,249,309,000
                                                                 ===============         ===============

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries          Page 5
                Consolidated Statement of Cash Flows (Unaudited)

                                                                   For the Six Months Ended
                                                                          January 31
                                                               ----------------------------------
                                                                      2001                2000
                                                               -------------        -------------
Cash Flows from Operating Activities:
     Net income from operations                                $  33,410,000        $  28,846,000
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                            39,000,000           39,322,000
         Restructuring charges                                        87,000                    0
         Deferred taxes                                             (275,000)            (168,000)
         Gain on disposal of property                                (13,000)            (326,000)
     Changes in assets and liabilities
         Accounts receivable                                     (11,012,000)          (2,861,000)
         Inventories                                             (18,553,000)          (8,730,000)
         Advances and prepaid expenses                               859,000           (1,985,000)
         Prepaid taxes                                             2,106,000            3,950,000
         Other assets                                             15,790,000          (15,745,000)
         Accounts payable and other liabilities                   21,715,000          (15,320,000)
         Accrued income taxes                                              0             (750,000)
         Deferred compensation and retirement benefits             1,461,000              666,000
                                                               -------------        -------------
     Net cash provided by operating activities                    84,575,000           26,899,000
                                                               -------------        -------------
Cash Flows from Investing Activities:
     Capital expenditures                                        (24,063,000)         (34,305,000)
     Proceeds from disposal of property                            1,170,000            2,457,000
     Other capital investments-acquisitions                                0           (9,496,000)
                                                               -------------        -------------
     Net cash used in investing activities                       (22,893,000)         (41,344,000)
                                                               -------------        -------------
Cash Flows from Financing Activities:
     Treasury stock transactions                                  (4,137,000)         (30,872,000)
     Cash dividends paid                                         (13,362,000)         (13,699,000)
     Proceeds from issuance of common stock                        4,557,000                    0
     Net (retirements of)/proceeds from short-term debt           (2,399,000)          21,864,000
     Retirement of long-term debt                               (111,001,000)         (10,432,000)
     Proceeds from issuance of long-term debt                         65,000           39,551,000
                                                               -------------        -------------
     Net cash (used in)/provided by financing activities         (61,342,000)          (6,412,000)
                                                               -------------        -------------
Net changes in cash and cash equivalents                             340,000           (8,033,000)
Cash and cash equivalents at beginning of year                     4,505,000            8,033,000
                                                               -------------        -------------
Cash and cash equivalents at January 31                        $   4,845,000        $           0
                                                               =============        =============
Supplemental Disclosure:
     Interest paid (net of interest capitalized)               $  14,516,000        $  11,911,000
     Income taxes paid (net of refunds received)                  21,150,000           18,397,000

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries          Page 6
                   Notes to Consolidated Financial Statements
                                January 31, 2001
                                   (Unaudited)

Note 1 - Inventories

         Inventories at January 31, 2001, and July 31, 2000, were as follows:

                                        January 31, 2001    July 31, 2000
                                        ----------------    -------------
             Raw materials                $ 15,593,000       $ 15,913,000
             Work in process                30,334,000         22,148,000
             Finished products              80,759,000         70,072,000
                                          ------------       ------------
                                          $126,686,000       $108,133,000
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

Note 2 - Stock Options

         As of January 31, 2001, options to purchase 3,476,354 shares of common stock were outstanding and 3,532,272 shares of common stock were available for future grants under the Company's Stock Incentive and Employee Stock Purchase Plans.

         The Company has authorized 100,000,000 shares of common stock and issued 45,764,054 as of January 31, 2001. Of these shares, 5,060,443 were held in treasury as of January 31, 2001. The number of shares held in treasury at July 31, 2000 was 5,076,661.

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

                Wallace Computer Services, Inc. and Subsidiaries          Page 7
                   Notes to Consolidated Financial Statements
                                January 31, 2001
                                   (Unaudited)

Note 3 - Segment Reporting (continued)

         The Company's accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies in the Company's fiscal 2000 Annual Report. Management evaluates segment performance based on segment profit or loss before interest and income taxes. Net interest expense and income taxes are not allocated to segments. Transfers between segments, which are not significant, are accounted for at standard cost.

         Summarized segment data and a reconciliation to the consolidated totals for the six months ended January 31, 2001 and 2000 are as follows:

Six Months Ended January 31, 2001            External     Restructuring      Income before
(Amounts in Thousands)                          Sales           Charge        Income Taxes
-------------------------------------------------------------------------------------------
Forms and Labels Segment                     $406,590              $  0            $47,816
Integrated Graphics Segment                   421,733               291             24,291
-------------------------------------------------------------------------------------------
Segment Total                                 828,323               291             72,107
-------------------------------------------------------------------------------------------
Corporate / (Net Interest Expense)                  0                 0            (15,073)
Restructuring Charge - Corporate                    0               403               (694)
-------------------------------------------------------------------------------------------
Consolidated                                 $828,323              $694            $56,340
===========================================================================================

Six Months Ended January 31, 2000            External     Restructuring      Income before
(Amounts in Thousands)                          Sales           Charge        Income Taxes
-------------------------------------------------------------------------------------------
Forms and Labels Segment                     $395,356                 0            $46,199
Integrated Graphics Segment                   376,508                 0             16,191
-------------------------------------------------------------------------------------------
Segment Total                                 771,864                 0             62,390
-------------------------------------------------------------------------------------------
Corporate / (Net Interest Expense)                  0                 0            (14,313)
Restructuring Charge - Corporate                    0                 0                  0
-------------------------------------------------------------------------------------------
Consolidated                                 $771,864                 0            $48,077
===========================================================================================

         There are no material changes in Segment Assets from fiscal year-end 2000.

                Wallace Computer Services, Inc. and Subsidiaries          Page 8
                   Notes to Consolidated Financial Statements
                                January 31, 2001
                                   (Unaudited)


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

         In the second quarter of fiscal 2001, the Company entered into interest rate swap agreements ("Swaps") which effectively convert $75 million of LIBOR floating rate debt under the revolving Credit Facility ("Credit Facility") to fixed rate debt. The purpose for entering into the Swaps is to better match the Company's assets and liabilities and reduce its exposure to interest rate risk. The Swaps have a term that is one year or less from the date of inception. These Swaps are considered cash flow hedges and, accordingly, the fair market value of the Swaps as of January 31, 2001 are recorded as liabilities in "accrued salaries, wages, profit sharing and other" in the current liabilities section of the balance sheet. Accumulated other comprehensive loss in the equity section of the balance sheet reflects the after-tax charge to equity corresponding to the fair market value of the Swaps. Any net gain or losses on the Swaps, which are not significant in the second quarter of fiscal 2001, are reflected in interest expense in the income statement.


Note 5 - Restructuring and Other Charges

         In February 2000, the Company announced a plan to restructure its operations, which resulted in one-time pre-tax expense totaling $41.6 million for fiscal 2000. In the first six months of fiscal 2001, additional restructuring costs of $0.7 million were incurred primarily related to ongoing cash charges related to plant closing activities and restructuring administrative costs that could previously not be accrued for in accordance with EITF 94-3. These costs are presented separately as a component of income from operations in the Statement of Operations.

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

                Wallace Computer Services, Inc. and Subsidiaries          Page 9
                   Notes to Consolidated Financial Statements
                                January 31, 2001
                                   (Unaudited)


Note 5 - Restructuring and Other Charges (continued)

         The following table summarizes the activity in the restructuring reserve during fiscal 2000 and the first six months of fiscal 2001:

        (Amounts in Thousands)
-----------------------------------------------------------------------------------------------------------------------
                                        Employee Termination     Asset Write downs     Other Cash      Total
                                        Benefits                 (non-cash)            Charges         Restructuring
-----------------------------------------------------------------------------------------------------------------------
Restructuring Provision                 $ 6,350                  $ 30,896              $ 1,650         $ 38,896

-----------------------------------------------------------------------------------------------------------------------
Additional restructuring charges            291                       639                1,725            2,655
Adjustments to Reserves                       -                         -                    -                -
Cash Payments                            (4,562)                        -               (2,245)          (6,807)
Non-cash items                                -                   (31,535)                   -          (31,535)
-----------------------------------------------------------------------------------------------------------------------
Reserve balance July 31, 2000           $ 2,079                  $      -              $ 1,130         $  3,209
-----------------------------------------------------------------------------------------------------------------------
Additional restructuring charges            100                        87                  507              694
Cash Payments                            (1,592)                        -               (1,537)          (3,129)
Non-cash items                                -                       (87)                   -              (87)
-----------------------------------------------------------------------------------------------------------------------
Reserve balance January 31, 2001        $   587                  $      -              $   100         $    687
-----------------------------------------------------------------------------------------------------------------------

         The plan resulted in four plant closings, and resizing and consolidation of other facilities. Exit costs are primarily comprised of tangible and intangible asset write-downs related to assets to be disposed of and the sale of certain facilities, and severance and severance-related costs. Under the plan, the Company terminated 446 employees, 388 of which are from plant locations and 58 from the corporate headquarters.

         Due to the changes described above, management performed a review of its existing property and equipment, to determine impairment as described in Statement of Financial Accounting Standards No. 121 (SFAS
         121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Based on its evaluation, management determined that significant impairment in goodwill and long-lived assets associated with plants that were closed occurred related to both segments. Certain assets that had no long-term strategic value were considered held for disposal and either written off or written down to estimated fair market value if the asset was able to be sold. The amount of non-cash write offs related to impaired assets is $20.6 million. The amount of allocated goodwill written off related to plants acquired in the Graphics acquisition was $11.1 million.

         The initiatives associated with this restructuring are substantially complete as of January 31, 2001. The anticipated additional charges related to this restructuring should continue to be minimal.

Note 6 - Income Taxes

         It is expected that the annual effective tax rate for fiscal 2001 will be 40.7%. The annual effective tax rate for fiscal 2000 was 54.5% due primarily to the non-deductibility of certain restructuring charges.

                Wallace Computer Services, Inc. and Subsidiaries         Page 10
                   Notes to Consolidated Financial Statements
                                January 31, 2001
                                   (Unaudited)


Note 7 - Recently Issued Accounting Pronouncements

         In June and September 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board ("Task Force") reached a consensus on EITF 00-10, "Accounting for Shipping and Handling Revenues and Costs". EITF Issue 00-10 requires that all amounts billed to a customer in a sale transaction for shipping and handling be classified as sales, and recommends that shipping and handling expenses be classified as cost of sales. The Company currently aggregates shipping and handling costs and revenues in the revenue line on the income statement. Accordingly, the Company has determined that EITF Issue 00-10 will require reclassification of shipping and handling revenues and costs within the income statement, but does not believe EITF Issue 00-10 will impact its financial condition or results of operations. This statement requires retroactive restatement and will be adopted by the Company in the fourth quarter of fiscal 2001.

                Wallace Computer Services, Inc. and Subsidiaries         Page 11
                   Notes to Consolidated Financial Statements
                                January 31, 2001
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

         For the three-month period ended January 31, 2001, net sales increased 9.4% to $420.5 million from the quarter ended January 31, 2000. For the six-month period ended January 31, 2001, net sales increased 7.3% to $828.3 million from the same period in the prior year. The Company estimates that unit growth remained positive, with price inflation due to increasing material prices being partially offset by pricing pressures brought on by competitive conditions. The impact of acquisitions, divestitures, and plant closings on sales in both the quarter and year-to-date periods was not material to the results.

         Roughly 30% of sales are sold to customers under a written contract with the Company. For the past year, both transactional and contract sales have increased on a quarter over quarter basis. The combination of higher transactional sales and increased contract sales is important in providing stability to the Company's utilization rates and profitability. A significant portion of contract sales are sales to customers managed by the W.I.N. system.

         Net income for the second quarter increased 64.8% to $16.9 million or 42 cents per share (basic) and 41 cents per share (diluted), from $10.3 million or 25 cents per share (both basic and diluted) in the same quarter a year ago. Net income for the six-month period ending January 31, 2001 increased 15.8% to $33.4 million or 82 cents per share (both basic and diluted), from $28.8 million or 69 cents per share (both basic and diluted).

         The second quarter ended January 31, 2001 includes a $0.3 million pretax charge for costs of a restructuring announced in the third quarter ended April 30, 2000. Restructuring charges in the six month period ended January 31, 2001 total $0.7 million. The Company implemented the restructuring program because of continued softness in the high-quality color marketing and promotional printing market, along with issues relating to the integration of the Graphic Industries acquisition. Management reviewed its operations and developed action plans relating to both segments that dealt with under-performing facilities, underutilized assets, and rationalization of certain product lines. This charge, which occurred primarily in fiscal 2000, includes the write-off of goodwill associated with plants that were closed, the write-off of abandoned software, the write-down to net realizable value of property and equipment sold and severance and outplacement costs. The additional restructuring charges incurred in fiscal 2001 correspond primarily to ongoing cash charges related to plant closing activities and restructuring administrative costs. Future charges related to this restructuring should be minimal.

         Cost of sales for the quarter was 71.3% of sales as compared to 70.8% in the second quarter of last year. The second quarter included a LIFO charge of $0.3 million or 0.5 cents per share versus a charge of $1.1 million or 1.6 cents per share in the second quarter of fiscal 2000. Cost of sales for the six-month period ended January 31, 2001 was 71.1% of sales as compared to 69.5% in the same period a year ago. Total LIFO charges in the first half of fiscal 2001 were $1.0 million or 1.5 cents per share versus a charge of $1.7 million or 2.4 cents per share in the first half of fiscal 2000.

         Year over year, the Forms and Labels segment's quarterly sales increased 4.6% to $202.6 million, with operating income of $24.1 million and operating margin of 11.9% versus operating income of $20.7

                Wallace Computer Services, Inc. and Subsidiaries         Page 12
                   Notes to Consolidated Financial Statements
                                January 31, 2001
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         million and an operating margin of 10.7% in the second quarter of last year. For the six-month period ended January 31, 2001, segment sales increased 2.8% to $406.6 million, with operating income of $47.8 million and an operating margin of 11.8%, versus operating income of $46.1 million and an operating margin of 11.7% in the prior year to date period. Competitive market conditions have continued to put pressure on operating margins in this segment. Since the third quarter of last year, margins have improved sequentially, as the effects of cost cutting measures initiated with the restructuring announced in that quarter have taken effect.

         Year over year, the Integrated Graphics' segment quarterly sales increased 14.4% to $217.9 million, with operating income of $12.1 million and operating margin of 5.6% versus operating income of $4.2 million and an operating margin of 2.2% in the second quarter of last year. For the six-month period ended January 31, 2001, segment sales increased 12.0% to $421.7 million, with operating income of $24.3 million and an operating margin of 5.8% versus operating income of $16.3 million and an operating margin of 4.3% in the prior year to date period. The second quarter of the current year benefited from a major customer accelerating their normal order pattern. The revenue that was accelerated normally occurs in the fourth quarter. In general, margins have improved from benefits derived from the restructuring program and other cost cutting initiatives which have been offset, in part, by competitive pricing pressures. Ongoing competitive and economic pressures are likely to continue.

         Selling and administration expenses for the quarter were 15.4% versus 17.6% last year. Included in the second quarter of last year was a one-time charge of $2.3 million for executive retirement benefits. Adjusting for this one-time charge, the second quarter of fiscal 2000 would have been 17.0% of sales. The restructuring activity in the third quarter of last fiscal year, along with other cost reduction opportunities, have helped to decrease both selling and administrative expenses to the current level as a percent of sales.

         Depreciation and amortization for the quarter was $19.6 million or 4.7% of sales versus $19.7 million or 5.1% of sales in the first quarter a year ago. Depreciation expense has decreased as underperforming assets were disposed of as part of the restructuring. Amortization expense is up over 7% and will continue to increase in the third quarter, due primarily to ongoing enhancements to the Company's order entry, customer service, and inventory management system.

         Interest expense for the quarter was $7.5 million, down from $8.4 million last year. The decrease is primarily attributable to the significant reduction in debt quarter over quarter. Interest income for the quarter decreased $0.6 million from the second quarter of last year. The decrease in interest income can be attributed to the surrender of several life insurance policies, the proceeds of which were used to pay down debt.

         Liquidity and Capital Resources

         Working capital increased by $7.1 million from July 31, 2000. Increases in inventory were more than offset by increases in accounts payable. The significant increase in sales during the quarter caused accounts receivable to increase from both prior year-end and prior quarter levels. The current ratio at January 31, 2001 was 2.2 to 1.

                Wallace Computer Services, Inc. and Subsidiaries         Page 13
                   Notes to Consolidated Financial Statements
                                January 31, 2001
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Current inventory levels are believed to be in-line with the inventory levels necessary to satisfy customer demand. The Company anticipates having adequate sources of supply of raw materials to meet future business requirements.

         Of the outstanding debt as of January 31, 2001, $135.0 million has been borrowed under a five-year Credit Agreement ("Credit Facility"), which provides for a maximum aggregate principal amount available to be borrowed of $400 million. The borrowings under the Credit Facility are classified as long-term debt as of January 31, 2001 since the Company has the intent and ability to carry that debt long-term. The Company has $200 million of Senior Term Notes with institutional investors with a book value of $184.7 million classified as long-term debt with the earliest maturity in 2006.

         In addition to the credit facility and the senior notes, the Company has unsecured money market lines of $125 million under which $11.0 million was borrowed at January 31, 2001. The $11.0 million from the unsecured money market lines is classified as short-term debt.

         Of the remaining long-term debt, $15.0 million is made up of industrial revenue bonds at rates ranging from 4.55% to 4.65%. The balance of $10.8 million relates to acquisitions.

         Total debt currently represents 38.5% of total capitalization. The maximum amount as authorized by the Board of Directors for total borrowings is limited to $600 million.

         Capital expenditures for the quarter totaled $13.2 million. For the full fiscal year, capital expenditures are expected to be approximately $40 million, which are expected to be financed through internally generated funds and by borrowing against the Credit Facility.

         Corporate owned life insurance policies totaling $10.9 million were surrendered in the current quarter, with the cash proceeds used to reduce debt. In the first quarter of fiscal 2001, policies totaling $11.3 million were surrendered, with those proceeds also being used to reduce debt.

         Stockholders' equity increased 3.6% to $569.5 million at January 31, 2001.

         Common Stock

         On September 8, 1999, the Board of Directors increased the annualized dividend rate to $0.66 per share, a 3.1% increase from fiscal 1999. On September 12, 2000, the Board of Directors decided to maintain the annualized dividend rate at $0.66 per share.

         During the first quarter of fiscal 2001, the Company purchased 441,000 shares of Wallace common stock. The Company did not purchase any shares of Wallace common stock in the current quarter. Total repurchases through January 31, 2001 against the $100 million authorized by the Board in June 1997 have been $95.5 million. On January 25, 2000 the Board of Directors approved an additional $100 million share repurchase authorization. The Company intends to repurchase shares in the near-term to the extent necessary to offset the dilutive effects of shares issued pursuant to employee benefit plans.

                Wallace Computer Services, Inc. and Subsidiaries         Page 14
                   Notes to Consolidated Financial Statements
                                January 31, 2001
                                   (Unaudited)


                            Part II Other Information
                            -------------------------


Items 1 through 3          None

Item 4  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on November 29, 2000. The results of the three proposals put to a shareholder vote are as follows:

1) Election of directors for the class of directors

                                            For               Withheld
                                         ----------           --------
         John C. Pope                    31,772,256            903,437
         William J. Devers, Jr.          31,715,222            960,471

2) Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year 2001

                     For               Against           Abstain
                  ----------          ---------          -------
                  32,545,595            88,155            41,943

3) Approval of an amendment to the 1997 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder

                     For               Against           Abstain
                  ----------          ---------          -------
                  29,638,653          2,591,261          445,779

                Wallace Computer Services, Inc. and Subsidiaries         Page 15
                   Notes to Consolidated Financial Statements
                                January 31, 2001
                                   (Unaudited)


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

Item 6   Exhibits and Reports on Form 8-K

   (a)   Exhibits


         10.1 Employment Agreement between the Company and M. David Jones entered into as of November 27, 2000, previously filed as Exhibit
               10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000.

         10.2 Severance Agreement between the Company and M. David Jones entered into as of November 27, 2000, filed herewith.

         10.3 Amendment No. 1 to the Wallace Computer Services, Inc. Amended and Restated Executive Incentive Plan, dated November 29, 2000, previously filed as Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q for the quarter-ended October 31, 2000.

         10.4  Indemnification Agreement with Director between the Company and
               M. David Jones in the form previously filed as part of Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report.

         10.5 Indemnification Agreement with Officer between the Company and M. David Jones in the form previously filed as part of Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report.

   (b)   Reports on Form 8-K

         None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         WALLACE COMPUTER SERVICES, INC.





       March 15, 2001                        /s/ M. David Jones
   ---------------------       -------------------------------------------------
            Date                                M. David Jones
                               Chairman of the Board and Chief Executive Officer


       March 15, 2001                       /s/ Vicki L. Avril
   ---------------------       -------------------------------------------------
            Date                                Vicki L. Avril
                                Senior Vice President - Chief Financial Officer
                                        (Principal Accounting Officer)