Form 10-Q
period 2001-04-30
WALLACE COMPUTER SERVICES INC
filed 2001-06-14
CIK 104348

c                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


        April 30, 2001                                            1-6528
------------------------------                            ----------------------
For the quarterly period ended                            Commission file number


                         WALLACE COMPUTER SERVICES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                        36-2515832
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


            2275 Cabot Drive   Lisle, Illinois                60532
         ----------------------------------------           ----------
         (Address of Principal Executive Offices)           (ZIP CODE)


       (630) 588-5000                                    41,001,672
-------------------------------             ------------------------------------
(Registrant's Telephone Number,             (Number of Common Shares Outstanding
     Including Area Code)                            as of June 1, 2001)


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

                         Wallace Computer Services, Inc.                  Page 2

                                    FORM 10-Q
                    For Quarterly Period Ended April 30, 2001

                          Part I Financial Information

Item 1.  Financial Statements

         The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the nine months ended April 30, 2001, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                Wallace Computer Services, Inc. and Subsidiaries
                    Consolidated Income Statement (Unaudited)

                                                                For the Nine Months Ended
                                                                        April 30
                                              --------------------------------------------------------
                                                                    %                              %
                                                    2001          Sales           2000           Sales
                                              -------------------------     --------------------------
Net Sales                                     $ 1,223,986,000     100.0     $ 1,160,582,000      100.0

Costs and Expenses:
     Cost of goods sold (Note 1)                  871,412,000      71.2         812,817,000       70.0
     Selling and administrative expenses          191,039,000      15.6         204,831,000       17.6
     Provision for depreciation and
          amortization                             58,975,000       4.8          58,452,000        5.0
     Restructuring charges (Note 5)                   724,000       0.1          38,896,000        3.4
                                              ---------------     -----     ---------------      -----
          Total costs and expenses              1,122,150,000      91.7       1,114,996,000       96.1
                                              ---------------     -----     ---------------      -----
     Operating Income                             101,836,000       8.3          45,586,000        3.9
                                              ---------------     -----     ---------------      -----
     Other income                                           -         -          (3,190,000)      (0.3)
     Net interest expense                          22,033,000       1.8          23,131,000        2.0
                                              ---------------     -----     ---------------      -----
     Income before Income Taxes                    79,803,000       6.5          25,645,000        2.2
     Provision for Income Taxes  (Note 6)          32,480,000       2.7          13,464,000        1.2
                                              ---------------     -----     ---------------      -----
          Net Income                          $    47,323,000       3.9     $    12,181,000        1.0
                                              ===============     =====     ===============      =====
Basic Earnings per Share                      $          1.16               $          0.29
                                              ===============               ===============
Diluted Earnings per Share                    $          1.16               $          0.29
                                              ===============               ===============
Average Common Shares Outstanding                  40,635,000                    41,386,000
                                              ===============               ===============
Diluted Common Shares Outstanding                  40,881,000                    41,646,000
                                              ===============               ===============
Dividends Declared Per Share                  $         0.495               $         0.495
                                              ===============               ===============

The accompanying notes are an integral part of this statement.

                         Wallace Computer Services, Inc.                  Page 3
                                    FORM 10-Q
                    For Quarterly Period Ended April 30, 2001


                          Part I Financial Information

Item 1.  Financial Statements

         The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the three months ended April 30, 2001, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                Wallace Computer Services, Inc. and Subsidiaries
                    Consolidated Income Statement (Unaudited)

                                                               For the Three Months Ended
                                                                        April 30
                                                 ----------------------------------------------------
                                                                     %                            %
                                                      2001         Sales          2000          Sales
                                                 -----------------------     ------------------------
Net Sales                                        $ 395,663,000     100.0     $ 388,718,000      100.0

Costs and Expenses:
     Cost of goods sold (Note 1)                   282,609,000      71.4       276,183,000       71.0
     Selling and administrative expenses            62,626,000      15.8        71,313,000       18.3
     Provision for depreciation and
          amortization                              19,975,000       5.0        19,130,000        4.9
     Restructuring charges (Note 5)                     30,000       0.0        38,896,000       10.0
                                                 -------------     -----     -------------      -----
          Total costs and expenses                 365,240,000      92.3       405,522,000      104.3
                                                 -------------     -----     -------------      -----
     Operating Income / (Loss)                      30,423,000       7.7       (16,804,000)      (4.3)
                                                 -------------     -----     -------------      -----
     Other income                                            -         -        (3,190,000)      (0.8)
     Net interest expense                            6,961,000       1.8         8,818,000        2.3
                                                 -------------     -----     -------------      -----
     Income / (Loss) before Income Taxes            23,462,000       5.9       (22,432,000)      (5.8)
     Provision / (Recovery) for Income
          Taxes (Note 6)                             9,549,000       2.4        (5,767,000)      (1.5)
                                                 -------------     -----     -------------      -----
          Net (Loss) Income                         13,913,000       3.5       (16,665,000)      (4.3)
                                                 =============     =====     =============      =====
Basic Earnings per Share                         $        0.34               $       (0.41)
                                                 =============               =============
Diluted Earnings per Share                       $        0.34               $       (0.41)
                                                 =============               =============
Average Common Shares Outstanding                   40,884,000                  40,403,000
                                                 =============               =============
Diluted Common Shares Outstanding                   41,269,000                  40,407,000
                                                 =============               =============
Dividends Declared Per Share                     $       0.165               $       0.165
                                                 =============               =============

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries          Page 4
                           Consolidated Balance Sheet

                                                             April 30, 2001        July 31, 2000
                                                               (Unaudited)           (Audited)
                                                             ---------------      ---------------
Assets
------
Current Assets:
     Cash and cash equivalents                               $         2,000      $     4,505,000
     Accounts receivable                                         296,405,000          300,259,000
     Less-allowance for doubtful accounts                          6,300,000            5,906,000
                                                             ---------------      ---------------
         Net receivables                                         290,105,000          294,353,000
     Inventories (Note 1)                                        115,130,000          108,133,000
     Current and deferred taxes                                   25,885,000           27,732,000
     Advances and prepaid expenses                                 5,763,000            8,110,000
                                                             ---------------      ---------------
         Total current assets                                    436,885,000          442,833,000
                                                             ---------------      ---------------
Property, plant and equipment, at cost                           882,821,000          856,827,000
Less-reserves for depreciation and amortization                  487,613,000          443,981,000
                                                             ---------------      ---------------
     Net property, plant and equipment                           395,208,000          412,846,000
                                                             ---------------      ---------------
Intangible assets arising from acquisitions                      290,746,000          296,745,000
Cash surrender value of life insurance                            15,584,000           36,400,000
System development costs                                          59,407,000           55,727,000
Other assets                                                       3,334,000            4,758,000
                                                             ---------------      ---------------
     Total assets                                            $ 1,201,164,000      $ 1,249,309,000
                                                             ===============      ===============
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
       Current portion long-term debt                        $     2,037,000      $     2,454,000
       Short-term notes payable                                   10,003,000           12,991,000
       Accounts payable                                           93,767,000           99,368,000
       Accrued salaries, wages, profit sharing and other          80,409,000           81,277,000
                                                             ---------------      ---------------
           Total current liabilities                             186,216,000          196,090,000
                                                             ---------------      ---------------
Long-term debt                                                   323,738,000          389,413,000
Deferred income taxes                                             69,825,000           69,912,000
Deferred compensation and retirement benefits                     38,878,000           36,265,000
Other long-term liabilities                                        7,703,000            8,092,000
Stockholders' equity
     Common stock (Note 2)- issued shares of
         45,764,000 at April 30, 2001 and July 31, 2000           45,764,000           45,764,000
     Additional capital                                           38,693,000           38,486,000
     Deferred compensation                                         3,240,000            3,159,000
     Retained earnings                                           574,794,000          558,933,000
     Treasury stock  (at cost)- 5,170,000 shares at
         April 30, 2001 and 5,077,000 shares at
         July 31, 2000                                           (87,184,000)         (96,805,000)
     Accumulated other comprehensive loss (Note 4)                  (503,000)                   0
                                                             ---------------      ---------------
     Total stockholders' equity                                  574,804,000          549,537,000
                                                             ---------------      ---------------
Total liabilities and stockholders' equity                   $ 1,201,164,000      $ 1,249,309,000
                                                             ===============      ===============

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries          Page 5
                Consolidated Statement of Cash Flows (Unaudited)

                                                                For the Nine Months Ended
                                                                        April 30
                                                            --------------------------------
                                                                 2001               2000
                                                            -------------      -------------
Cash Flows from Operating Activities:
     Net income from operations                             $  47,323,000      $  12,181,000
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                         58,975,000         58,452,000
         Restructuring charges                                    355,000         30,896,000
         Deferred taxes                                           (87,000)          (302,000)
         Gain on disposal of property                               7,000           (306,000)
     Changes in assets and liabilities
         Accounts receivable                                    4,248,000         (4,036,000)
         Inventories                                           (6,998,000)       (16,182,000)
         Advances and prepaid expenses                          2,348,000         (1,379,000)
         Prepaid taxes                                          2,196,000         (1,635,000)
         Other assets                                          11,771,000        (17,106,000)
         Accounts payable and other liabilities                (7,618,000)        (2,759,000)
         Accrued income taxes                                           0           (750,000)
         Deferred compensation and retirement benefits          2,613,000          5,333,000
                                                            -------------      -------------
     Net cash provided by operating activities                115,133,000         62,407,000
                                                            -------------      -------------
Cash Flows from Investing Activities:
     Capital expenditures                                     (30,025,000)       (41,957,000)
     Proceeds from disposal of property                         1,371,000            512,000
     Other capital investments-acquisitions                             0        (10,067,000)
                                                            -------------      -------------
     Net cash used in investing activities                    (28,654,000)       (51,512,000)
                                                            -------------      -------------
Cash Flows from Financing Activities:
     Treasury stock transactions                               (7,096,000)       (34,323,000)
     Cash dividends paid                                      (20,121,000)       (20,357,000)
     Proceeds from issuance of common stock                     5,386,000                  0
     Net (retirements of)/proceeds from short-term debt        (3,405,000)         2,984,000
     Retirement of long-term debt                            (160,746,000)       (57,272,000)
     Proceeds from issuance of long-term debt                  95,000,000         96,551,000
                                                            -------------      -------------
     Net cash used in financing activities                    (90,982,000)       (12,417,000)
                                                            -------------      -------------
Net changes in cash and cash equivalents                       (4,503,000)        (1,522,000)
Cash and cash equivalents at beginning of year                  4,505,000          8,033,000
                                                            -------------      -------------
Cash and cash equivalents at April 30                       $       2,000      $   6,511,000
                                                            =============      =============
Supplemental Disclosure:
     Interest paid (net of interest capitalized)            $  23,849,000      $  23,412,000
     Income taxes paid (net of refunds received)               31,597,000         18,655,000

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries          Page 6
                   Notes to Consolidated Financial Statements
                                 April 30, 2001
                                   (Unaudited)

Note 1 - Inventories

         Inventories at April 30, 2001, and July 31, 2000, were as follows:

                                    April 30, 2001   July 31, 2000
                                    --------------   -------------
               Raw materials        $  14,944,000    $  15,913,000
               Work in process         24,360,000       22,148,000
               Finished products       75,826,000       70,072,000
                                    -------------    -------------
                                    $ 115,130,000    $ 108,133,000
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


Note 2 - Common Stock and Stock Options

         As of April 30, 2001, options to purchase 3,376,000 shares of common stock were outstanding and 3,555,000 shares of common stock were available for future grants under the Company's Stock Incentive and Employee Stock Purchase Plans.

         The Company has authorized 100,000,000 shares of common stock and issued 45,764,000 as of April 30, 2001. Of these shares, 5,170,000 were held in treasury as of April 30, 2001. The number of shares held in treasury at July 31, 2000 was 5,077,000.


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

                Wallace Computer Services, Inc. and Subsidiaries          Page 7
                   Notes to Consolidated Financial Statements
                                 April 30, 2001
                                   (Unaudited)

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

         Summarized segment data and a reconciliation to the consolidated totals for the nine months ended April 30, 2001 and April 30, 2000 and three months ended April 30, 2001 and April 30, 2000 is as follows:


Nine Months Ended April 30, 2001             External     Restructuring             Income before
(Amounts in Thousands)                          Sales            Charge              Income Taxes
-------------------------------------------------------------------------------------------------
Forms and Labels Segment                   $  591,784           $    42                  $ 65,509
Integrated Graphics Segment                   632,202               581                    36,428
-------------------------------------------------------------------------------------------------
Segment Total                               1,223,986               623                   101,937
-------------------------------------------------------------------------------------------------
Corporate / (Net Interest Expense)                  0                 0                   (22,033)
Restructuring Charge - Corporate                    0               101                      (101)
-------------------------------------------------------------------------------------------------
Consolidated                               $1,223,986           $   724                  $ 79,803
=================================================================================================

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
=================================================================================================

                Wallace Computer Services, Inc. and Subsidiaries          Page 8
                   Notes to Consolidated Financial Statements
                                 April 30, 2001
                                   (Unaudited)

Note 3 - Segment Reporting (continued)


Three Months Ended April 30, 2001            External     Restructuring             Income before
(Amounts in Thousands)                          Sales            Charge              Income Taxes
-------------------------------------------------------------------------------------------------
Forms and Labels Segment                     $185,193            $   42                   $17,695
Integrated Graphics Segment                   210,470               290                    12,426
-------------------------------------------------------------------------------------------------
Segment Total                                 395,663               332                    30,121
-------------------------------------------------------------------------------------------------
Corporate / (Net Interest Expense)                  0                 0                    (6,961)
Restructuring Charge - Corporate                    0              (302)                      302
-------------------------------------------------------------------------------------------------
Consolidated                                 $395,663            $   30                   $23,462
=================================================================================================

Three Months Ended April 30, 2000            External     Restructuring             Income before
(Amounts in Thousands)                          Sales            Charge              Income Taxes
-------------------------------------------------------------------------------------------------
Forms and Labels Segment                     $183,668           $ 4,263                  $  7,041
Integrated Graphics Segment                   205,050            22,465                   (11,677)
-------------------------------------------------------------------------------------------------
Segment Total                                 388,718            26,728                    (4,636)
-------------------------------------------------------------------------------------------------
Corporate / (Net Interest Expense)                  0                 0                    (5,628)
Restructuring Charge - Corporate                    0            12,168                   (12,168)
-------------------------------------------------------------------------------------------------
Consolidated                                 $388,718           $38,896                  $(22,432)
=================================================================================================

   There are no material changes in segment assets from fiscal year-end 2000.

                Wallace Computer Services, Inc. and Subsidiaries          Page 9
                   Notes to Consolidated Financial Statements
                                 April 30, 2001
                                   (Unaudited)


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

         In the second quarter of fiscal 2001, the Company entered into interest rate swap agreements ("Swaps") which effectively convert $75 million of LIBOR floating rate debt under the revolving Credit Facility ("Credit Facility") to fixed rate debt. The purpose for entering into the Swaps is to better match the Company's assets and liabilities and reduce its exposure to interest rate risk. The Swaps have a term that is one year or less from the date of inception. These Swaps are considered cash flow hedges and, accordingly, the fair market value of the Swaps as of April 30, 2001 are recorded as liabilities in "accrued salaries, wages, profit sharing and other" in the current liabilities section of the balance sheet. "Accumulated other comprehensive loss" in the equity section of the balance sheet reflects the after-tax charge to equity corresponding to the fair market value of the Swaps. Any net gain or loss on the Swaps, which is not significant in the third quarter of fiscal 2001, is reflected in interest expense in the income statement.


Note 5 - Restructuring and Other Charges

         In February 2000, the Company announced a plan to restructure its operations, which resulted in non-recurring pre-tax expense totaling $41.6 million recorded in the third and fourth quarters of fiscal 2000. In the first nine months of fiscal 2001, additional restructuring costs of $0.7 million were incurred primarily related to ongoing cash charges related to plant closing activities and restructuring administrative costs that could previously not be accrued for in accordance with EITF 94-3. These costs are presented separately as a component of income from operations in the Statement of Operations.

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

                Wallace Computer Services, Inc. and Subsidiaries         Page 10
                   Notes to Consolidated Financial Statements
                                 April 30, 2001
                                   (Unaudited)


Note 5 - Restructuring and Other Charges (continued)

         The following table summarizes the activity in the restructuring reserve during fiscal 2000 and the first nine months of fiscal 2001:

           (Amounts in Thousands)

----------------------------------------------------------------------------------------------------------------
                                      Employee               Asset Write downs     Other Cash      Total
                                      Termination Benefits   (non-cash)            Charges         Restructuring
----------------------------------------------------------------------------------------------------------------
Restructuring Provision               $  6,350               $ 30,896              $  1,650        $ 38,896
----------------------------------------------------------------------------------------------------------------
Additional restructuring charges           291                    639                 1,725           2,655
Cash Payments                           (4,562)                     -                (2,245)         (6,807)
Non-cash items                               -                (31,535)                    -         (31,535)
----------------------------------------------------------------------------------------------------------------
Reserve balance July 31, 2000         $  2,079               $      -              $  1,130        $  3,209
----------------------------------------------------------------------------------------------------------------
Additional restruct charges/(credits)     (242)                   353                   613             724
Cash Payments                           (1,837)                     -                (1,648)         (3,485)
Non-cash items                               -                   (353)                    -            (353)
----------------------------------------------------------------------------------------------------------------
Reserve balance April 30, 2001        $      -               $      -              $     95        $     95
----------------------------------------------------------------------------------------------------------------

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

         The initiatives associated with this restructuring are substantially complete as of April 30, 2001. The anticipated additional charges related to this restructuring should continue to be minimal.


Note 6 - Income Taxes

         It is expected that the annual effective tax rate for fiscal 2001 will be 40.7%. The annual effective tax rate for fiscal 2000 was 54.5% due primarily to the non-deductibility of certain restructuring charges.

                Wallace Computer Services, Inc. and Subsidiaries         Page 11
                   Notes to Consolidated Financial Statements
                                 April 30, 2001
                                   (Unaudited)


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

                Wallace Computer Services, Inc. and Subsidiaries         Page 12
                   Notes to Consolidated Financial Statements
                                 April 30, 2001
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

         For the three-month period ended April 30, 2001, net sales increased 1.8% to $395.7 million from the quarter ended April 30, 2000. For the nine-month period ended April 30, 2001, net sales increased 5.5% to $1,224.0 million from the same period in the prior year. The Company estimates that unit growth remained slightly positive, with price inflation due to increasing material prices being partially offset by pricing pressures brought on by competitive conditions. The impact of acquisitions, divestitures, and plant closings on sales in both the quarter and year-to-date periods was not material to the results.

         For the past year, both transactional and contract sales have increased on a quarter over quarter basis. The combination of higher transactional sales and increased contract sales is important in providing stability to the Company's utilization rates and profitability. A significant portion of contract sales are sales to customers managed by the W.I.N. system.

         Net income for the third quarter increased to $13.9 million or 34 cents per share (both basic and diluted), from a net loss of $16.7 million or 41 cents per share (both basic and diluted) in the same quarter a year ago. Net income for the nine-month period ending April 30, 2001 increased 288.5% to $47.3 million or $1.16 per share (both basic and diluted), from $12.2 million or 29 cents per share (both basic and diluted). Excluding the impact of the restructuring and one time charges of $30 thousand in the third quarter of fiscal 2001 and $40.8 million in the third quarter of fiscal 2000, and using a normalized tax rate for the prior year quarter, net income for the third quarter of fiscal 2001 was up 26.4%. Using the same methodology for the year to date periods ended April 30, 2001 and April 30, 2000, net income was up 15.8%.

         The third quarter ended April 30, 2001 includes a $30 thousand pretax charge for costs of a restructuring announced in the third quarter ended April 30, 2000. Restructuring charges in the nine month period ended April 30, 2001 total $0.7 million. The Company implemented the restructuring program because of continued softness in the high-quality color marketing and promotional printing market, along with issues relating to the integration of the Graphic Industries acquisition. Management reviewed its operations and developed action plans relating to both segments that dealt with under-performing facilities, underutilized assets, and rationalization of certain product lines. This charge, which occurred primarily in fiscal 2000, includes the write-off of goodwill associated with plants that were closed, the write-off of abandoned software, the write-down to net realizable value of property and equipment sold and severance and outplacement costs. The additional restructuring charges incurred in fiscal 2001 correspond primarily to ongoing cash charges related to plant closing activities and restructuring administrative costs. Future charges related to this restructuring should be minimal.

         Cost of sales for the quarter was 71.4% of sales as compared to 71.0% in the third quarter of last year. The third quarter included a LIFO credit of $0.2 million or 0.3 cents per share versus a charge of $1.5 million or 2.3 cents per share in the third quarter of fiscal 2000. Cost of sales for the nine-month period ended April 30, 2001 was 71.2% of sales as compared to 70.0% in the same period a year ago. Total LIFO charges in the first nine months of fiscal 2001 were $0.9 million or
         1.3 cents per share versus a charge of $3.2 million or 4.6 cents per share in the same period a year ago.

         Year over year, the Forms and Labels segment's quarterly sales increased 0.8% to $185.2 million, with operating income of $17.7 million and operating margin of 9.6% versus operating income of $14.3

                Wallace Computer Services, Inc. and Subsidiaries         Page 13
                   Notes to Consolidated Financial Statements
                                 April 30, 2001
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


         million and an operating margin of 7.8% in the third quarter of last year, before restructuring and one time charges. For the nine-month period ended April 30, 2001, segment sales increased 2.2% to $591.8 million, with operating income of $65.6 million and an operating margin of 11.1%, versus operating income of $60.5 million and an operating margin of 10.4% in the prior year to date period, before restructuring and one-time charges. Despite year over year sales growth, sales in the third quarter were down from the first two quarters of the fiscal year. Although the third quarter is typically lower due to seasonality, particularly retail, the overall economic slowdown did adversely impact sales and margins. Additionally, competitive market conditions have continued to put pressure on operating margins in this segment.

         Year over year, the Integrated Graphics' segment quarterly sales increased 2.6% to $210.5 million, with operating income of $12.7 million and operating margin of 6.0% versus operating income of $12.9 million and an operating margin of 6.3% in the third quarter of last year, before restructuring and one time charges. For the nine-month period ended April 30, 2001, segment sales increased 8.7% to $632.2 million, with operating income of $37.0 million and an operating margin of 5.9% versus operating income of $29.1 million and an operating margin of 5.0% in the prior year to date period, before restructuring and one time charges. Year over year, margins have improved from benefits derived from the restructuring program and other cost cutting initiatives which have been offset, in part, by competitive pricing pressures. The third quarter was impacted by competitive and economic pressures which are likely to continue.

         Selling and administration expenses for the quarter were 15.8% versus 18.3% last year. Included in the third quarter of last year were one-time charges of $5.1 million. The prior year charges represent an adjustment to the reserve for postretirement medical costs arising from a change in the actuarial assumptions utilized to estimate the benefit, an adverse judgment with respect to the purchase price of a facility previously acquired by Graphic Industries, and further costs associated with management changes. Adjusting for these one-time charges, selling and administrative expenses in the third quarter of fiscal 2000 would have been 17.0% of sales. The restructuring activity in the third quarter of last fiscal year, along with other cost reduction opportunities, have helped to decrease both selling and administrative expenses to the current level as a percent of sales.

         Depreciation and amortization for the quarter was $20.0 million or 5.0% of sales versus $19.1 million or 4.9% of sales in the third quarter a year ago. Depreciation expense has decreased as underperforming assets were disposed of as part of the restructuring. Amortization expense is up approximately 30% and will increase slightly in the fourth quarter, due primarily to ongoing enhancements to the Company's order entry, customer service, and inventory management system.

         Interest expense for the quarter was $7.1 million, down from $9.0 million last year. The decrease is primarily attributable to the significant reduction in debt quarter over quarter. Interest income for the quarter was flat compared to the third quarter of last year.

         In the third quarter of fiscal 2000 the Company recognized other income of $3.2 million from proceeds on the sale of stock that the Company received in John Hancock's conversion from a policyholder owned company to a stockholder based company.

                Wallace Computer Services, Inc. and Subsidiaries         Page 14
                   Notes to Consolidated Financial Statements
                                 April 30, 2001
                                   (Unaudited)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Liquidity and Capital Resources

         Working capital increased by $3.9 million from July 31, 2000. Decreases in accounts receivable were more than offset by increases in inventory and decreases in accounts payable. A decrease in sales in the third quarter of fiscal 2001 compared to the fourth quarter of fiscal 2000 contributed to the reduction in accounts receivable. The company is in the process of implementing working capital improvements to reduce overall working capital levels. As a part of this plan the Company is installing a new accounts receivable system that will enhance efforts to reduce the number of days outstanding of accounts receivable. The current ratio at April 30, 2001 was 2.3 to 1.

         Current inventory levels are believed to be in-line with the inventory levels necessary to satisfy customer demand. The Company anticipates having adequate sources of supply of raw materials to meet future business requirements.

         Of the outstanding debt as of April 30, 2001, $115.0 million has been borrowed under a five-year Credit Agreement ("Credit Facility"), which provides for a maximum aggregate principal amount available to be borrowed of $400 million. The borrowings under the Credit Facility are classified as long-term debt as of April 30, 2001 since the Company has the intent and ability to carry that debt long-term. The Company has $200 million of Senior Term Notes with institutional investors with a book value of $185.1 million classified as long-term debt with the earliest maturity in 2006.

         In addition to the credit facility and the senior notes, the Company has unsecured money market lines of $75 million under which $10.0 million was borrowed at April 30, 2001. The $10.0 million from the unsecured money market lines is classified as short-term debt.

         Of the remaining long-term debt, $15.0 million is made up of industrial revenue bonds at rates ranging from 4.30% to 4.35%. The balance of $10.7 million relates to acquisitions.

         Total debt currently represents 36.9% of total capitalization. The maximum amount as authorized by the Board of Directors for total borrowings is limited to $600 million.

         Capital expenditures for the quarter totaled $6.0 million. For the full fiscal year, capital expenditures are expected to be less than $40 million, which are expected to be financed through internally generated funds and by borrowing against the Credit Facility.

         Corporate owned life insurance policies totaling $22.2 million were surrendered in the first half of the current fiscal year, with the cash proceeds used to reduce debt.

         Stockholders' equity increased 4.6% to $574.8 million at April 30, 2001.

                Wallace Computer Services, Inc. and Subsidiaries         Page 15
                   Notes to Consolidated Financial Statements
                                 April 30, 2001
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Common Stock

         On September 8, 1999, the Board of Directors increased the annualized dividend rate to $0.66 per share, a 3.1% increase from fiscal 1999. On June 7, 2001, the Board of Directors announced a quarterly dividend of $0.165 per share payable to shareholders on September 20, 2001.

         The Company purchased 441,200 shares of Wallace common stock in the first quarter of fiscal 2001 and 187,000 shares in the third quarter of fiscal 2001. Total repurchases through April 30, 2001 against the $100 million authorized by the Board in June 1997 have been $98.5 million. On January 25, 2000 the Board of Directors approved an additional $100 million share repurchase authorization. The Company intends to repurchase shares in the near-term to the extent necessary to offset the dilutive effects of shares issued pursuant to employee benefit plans.


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

                Wallace Computer Services, Inc. and Subsidiaries         Page 16
                   Notes to Consolidated Financial Statements
                                 April 30, 2001
                                   (Unaudited)



Item 6   Exhibits and Reports on Form 8-K

         (a)   Exhibits

               10.1 Indemnification Agreement with Officer between the Company and Vicki Avril in the form previously filed as part of
                    Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report.


         (b)   Reports on Form 8-K
               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         WALLACE COMPUTER SERVICES, INC.



     June 14, 2001                          /s/ M. David Jones
-----------------------        ------------------------------------------------
         Date                                   M. David Jones
                               Chairman of the Board and Chief Executive Officer


     June 14, 2001                          /s/ Vicki L. Avril
-----------------------        ------------------------------------------------
         Date                                 Vicki L. Avril
                               Senior Vice President - Chief Financial Officer
                                       (Principal Accounting Officer)