Form 10-K
period 2001-07-31
WALLACE COMPUTER SERVICES INC
filed 2001-10-26
CIK 104348

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended July 31, 2001       Commission File Number 1-6528

                         Wallace Computer Services, Inc.
                         -------------------------------
             (Exact name of the Company as specified in its charter)

                     Delaware                           36-2515832
                     --------                           ----------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)

            2275 Cabot Drive, Lisle, Illinois             60532
            ---------------------------------             -----
         (Address of principal executive offices)       (Zip Code)

    Company's telephone number, including area code:     (630) 588-5000
                                                         --------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
Common Stock, $1.00 par value                    New York Stock Exchange
    Series A Preferred                           New York Stock Exchange
   Stock Purchase Rights

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


State the aggregate market value of the voting stock held by nonaffiliates of the Company. $679,886,117 (based on the October 23, 2001, closing price of these shares on the New York Stock Exchange)

Indicate the number of shares outstanding of each of the Company's classes of common stock, as of the latest practicable date. As of October 23, 2001, 40,956,995 shares of Common Stock were outstanding.

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

                                TABLE OF CONTENTS

Form 10-K
Item No.              Name of Item                                          Page
--------              ------------
Part I

     Item 1           Business                                                 3
     Item 2           Properties                                               9
     Item 3           Legal Proceedings                                       13
     Item 4           Submission of Matters to a Vote of
                      Security Holders                                        13

Part II

     Item 5           Market for the Company's Common Equity and
                      Related Stockholder Matters                             13
     Item 6           Selected Financial Data                                 14
     Item 7           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations           16
     Item 7(A)        Quantitative and Qualitative Disclosures About
                      Market Risk                                             25
     Item 8           Financial Statements and Supplementary Data             25
     Item 9           Changes in and Disagreements With Accountants
                      on Accounting and Financial Disclosure                  25

Part III

     Item 10          Directors and Executive Officers of the
                      Company                                                 26
     Item 11          Executive Compensation                                  28
     Item 12          Security Ownership of Certain Beneficial
                      Owners and Management                                   28
     Item 13          Certain Relationships and Related
                      Transactions                                            28

Part IV

     Item 14          Exhibits, Financial Statement Schedules,
                      and Reports on Form 8-K                                 29

     Signatures                                                               30

     Exhibit Index                                                            55

                                     Part I
Item 1        Business
------        --------

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

Throughout its existence, the Company has shown the ability to grow through both organic methods and through acquisitions. The Company has grown into an industry leader and has expanded its capabilities beyond those of a traditional printer. The Company has made numerous acquisitions over the years with some of the more recent ones outlined below.

In fiscal year 1998, the Company expanded its commercial printing capabilities with the acquisition of the 20 Graphic Industries, Inc. ("Graphic") companies in November 1997. Graphic was the largest network of sheet-fed commercial printing plants in the United States. It focused on high-quality, short-to-medium run collateral and high color marketing materials and annual reports. The Graphic acquisition was made through an all cash purchase of Graphic's shares of common stock. The acquisition price was $308.3 million for the equity of the Company, plus $6.1 million of transaction costs, and net debt assumption totalling $123.4 million. In June 1998, the Company also expanded its product line in the fast growing label market with the acquisition of Good Decal Co., in Englewood, Colorado. Good Decal makes pressure sensitive labels, decals and screen printed graphic overlays. This acquisition was made for $12.3 million of cash and a note payable for $1.0 million.

In December 1998, the Company sold substantially all of the assets of Visible Computer Supply, its contract stationer business, in a transaction that approximated book value. In February 1999, the Company sold Mercury Printing, acquired as part of the Graphic acquisition, for $7.0 million. Both of the divestitures sold product lines that were not compatible with the Company's strategic direction.

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

On October 31, 1999, the Company sold Quadras, Inc., acquired as a part of the Graphic acquisition, in a transaction that approximated book value. On January 18, 2000, the Company acquired Metro Printing, Inc. The acquisition price was $12.2 million of cash and assumption of debt totalling $1.3 million.

In the third quarter of fiscal year 2000, the Company announced a restructuring plan and undertook initiatives to reduce the overall cost base of the Company. The fiscal year 2000 results included a pretax charge of $41.6 million related to the restructuring plan with an additional charge of $0.5 million recorded in fiscal year 2001. The Company implemented the restructuring program because of continued softness in the high-quality color marketing and promotional printing market, along with other issues relating to the integration of the Graphic acquisition. Management reviewed its operations and developed action plans relating to both segments that dealt with underperforming facilities, underutilized assets, and rationalization of certain product lines. The restructuring resulted in the closing of four plants. The charge included the write off of goodwill, the write off of abandoned software, the write down to net realizable value of property and equipment to be sold, and severance and outplacement costs. As of July 31, 2001, the charges related to this restructuring are complete.

(b) Financial Information About Segments

The Company is reporting its results in two business segments which reflect the Company's operations and strategies: Integrated Graphics segment, and Forms and Labels segment. Financial information about the Company's segments is contained in footnote 13, Notes to Consolidated Financial Statements, in item 14(a) of
Part IV of this report.

(c) Narrative Description of Business

The Company is recognized as a leading provider of printed products and print management services to Fortune 1000 customers. The Company is evolving to manage all the printing needs of large organizations. Products include commercial printing, high color promotional printing, high color marketing printing, digital printing, direct response printing, business forms, labels and office products. The Company's e-commerce and enterprise systems and distribution capabilities have allowed it to increase its emphasis on services as part of its offering. Services offered include distribution, outsourcing, custom programming, kitting, fulfillment, e-commerce and Web development. Services such as inventory control and product distribution are sold both with and without the printed product the Company provides.

In 1998 the Company developed a new service to help buyers of high-quality, high-color commercial printing ensure consistent print quality, outsource materials management, and maximize printing budget efficiency. This service is Total Print Management ("TPM"), which is provided pursuant to exclusive contracts. In fiscal year 2001, the volume of contract sales increased 11% over the prior year.

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

Central to the Company's service capability is the Wallace Information Network(TM) (W.I.N.(TM)), which connects its manufacturing and distribution facilities in a unique on-line, real time environment. In 1992, the Company introduced a proprietary PC-based system that blended Print Management tools with access to the transaction data housed in W.I.N. The functionality captured in that PC-based system was transformed into an Internet version in 1996 and has continued to evolve into @w.i.n. The Company's @w.i.n. system simplifies and streamlines many customer processes, including: inventory management, end-user ordering, immediate on-screen proofing, version control, order tracking and digital asset management. @w.i.n.'s unique value is based on the Company's ability to link complete and timely transaction information from its enterprise applications with item-specific data across a number of product categories. @w.i.n. is also certified to interact with popular e-procurement systems and print facilitation tools.

Logistics and distribution represent one of the largest cost-saving opportunities the Company can deliver to its customers, and distribution capabilities are essential to delivering TPM services. Like its information technology, the Company's distribution system is also proprietary, developed from the ground-up, specifically for the highly transactional, custom nature of its business.

The W.I.N. system was originally created to attack the process costs associated with forms and other printed materials. It has been expanded to manage commercial printing. Because customers who use the system recognize significant first-year cost savings, they want to leverage the Company's services into additional areas. The Company's broad range of products and services provide customers with opportunities to reduce their vendor base and total costs. Wallace provides the primary products and services required by its customers for a Total Print Management relationship.


                           Integrated Graphics Segment

Product/Service Offering and Markets Served

The Integrated Graphics segment is made up of a nationwide network of commercial print facilities and the Direct Response division which specializes in variable imaging and print on demand products used in the promotional printing markets. The principal products and services supplied by the Integrated Graphics segment include the design, manufacture, kitting and distribution of high color marketing and promotional printed materials, variable imaging, digital printing, and the manufacture of direct response printed materials. Typical products include annual reports, corporate image materials, promotional literature, product brochures, product documentation literature, retail point-of-sale materials, direct mail offers, high-quality brochures, industrial and consumer catalogs and directories, and price lists. Services offered include kitting, fulfillment and Web development. The products and services are supplied to the full spectrum of Fortune 1000 customers.

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

The Company's Direct Response business, which primarily serves corporate marketing organizations, has been repositioned by reducing its emphasis on the mass mailer market and focusing on one-to-one marketing opportunities in Fortune 1000 marketing organizations. The predominant distribution channel for Integrated Graphics is the Company's national direct sales force and the local commercial print sales force.

The market targeted by the Integrated Graphics segment totals approximately $55 billion. The Company primarily competes with local printers and local direct mail promotional printers in markets that are highly fragmented.

                            Forms and Labels Segment

Product/Service Offering and Markets Served

The principal products and services supplied by the Forms and Labels segment include the design, manufacture and sale of both paper based and electronic business forms, the manufacture of both electronic data processing (EDP) labels and prime labels, and the manufacture and distribution of a standard line of office products. Typical products include air freight package forms, monthly billing statements, healthcare forms, mortgage applications, bar-coded shipping labels, consumer product labels, airline bag tags, blank stock labels, electronic article surveillance tags, security labels, legal pads, computer paper, ribbons, and cash register paper rolls. Services provided by this segment include distribution, kitting, outsourcing and custom programming.

The Company, through the use of its TPM strategy, is uniquely positioned to accommodate a wide range of printing and distribution needs of large customers with multiple locations. The products and services are supplied to businesses, government agencies, healthcare, not-for-profit and educational institutions.

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

The Company also sells business forms to local small business customers on a transactional, order by order basis.

The predominant distribution channel for this segment is the national direct sales force. Sales representatives are located in the Company's sales offices throughout the United States and are assigned a specific geographic territory. Within this assigned territory, the Company has identified Target Accounts, and guides representatives to the best opportunities for both transactional and contractual business.

EDP labels usually include some computer generated information, such as bar coding, and are designed to meet the needs of key market segments, including retail, health care, small package delivery, manufacturing and regulatory compliance. Prime labels are high quality promotional and product identification labels used on items such as retail product bottles and containers and food packages. In fiscal year 2000, the Company entered into a licensing agreement to produce security labels, a niche label market.

The remainder of the office products include paper-based stock products such as pads, stock forms, ATM rolls and impact printer ribbons.

The Forms and Labels market targeted by the Company totals approximately $13 billion and is highly competitive. Due to changes in technology, the business forms market continues to decline. Forms manufacturers are forced to compete for a share of the shrinking market which has resulted in lower overall selling prices. Competitive pressures in the forms industry have compelled many forms manufacturers to move into the growing label market. This shift has brought price competition into this arena as well.

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

Working Capital
The Company continues to maintain a strong working capital position, with a current ratio of 2.2 at July 31, 2001, and 2.3 at July 31, 2000. Total working capital decreased $21.3 million to $225.4 million as of July 31, 2001 as the Company has focused on reducing working capital in order to improve asset utilization. The Company's TPM strategy requires the Company to produce and store inventories to meet its customers' requirements. Custom and stock finished goods inventories are stored throughout the United States in both public and Company-owned warehouses. Finished products represent 68.1% of total inventory at July 31, 2001.

Substantially all of the Company's sales are made on terms of Net 30 days. Further information on liquidity and capital resources is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations in item 7 of Part II of this report.

Seasonal
The Company does experience some minimal level of seasonality in its Integrated Graphics' operations in its fiscal third quarter related to the seasonal demand for printed annual reports of publicly traded companies. Because many customers' fiscal-year-ends coincide with the calendar year end, the Company experiences increased sales in the March to April period.

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

Employees
The total number of persons employed by the Company was 8,228 as of July 31, 2001.

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

The following principal properties are used by the Integrated Graphics segment:

                                Approximate
                                  Square
Location                          Footage           Description
--------                          -------           -----------

Elk Grove Village, Illinois       276,800           Manufacturing Plants
                                                    (One is Leased)
                                                    Printing Fulfillment Center
                                                    (Leased)

Houston, Texas                    273,500           Manufacturing Plant
                                                    Printing Fulfillment
                                                    Center (Leased)

Hillside, Illinois                231,450           Manufacturing Plant
                                                    Engineering and Research
                                                    Offices (Both are Leased)

Clinton, Illinois                 217,100           Manufacturing Plant

Chamblee, Georgia                 193,600           Manufacturing Plant

Pittsburgh, Pennsylvania          135,600           Manufacturing Plant

Atlanta, Georgia                  123,600           Manufacturing Plant

Orlando, Florida                  114,600           Manufacturing Plant
                                                    Distribution Center
                                                    (Leased)

Dallas, Texas                     110,300           Manufacturing Plant

Manchester, Connecticut           108,000           Manufacturing Plant

Tonawanda, New York               107,800           Manufacturing Plant

Charlotte, North Carolina          95,000           Manufacturing Plant

                               Approximate
                                  Square
Location                          Footage           Description
--------                          -------           -----------

Rochester, New York                84,100           Manufacturing Plant
                                                    Warehouses

Silver Spring, Maryland            83,700           Manufacturing Plant

LaPalma, California                81,300           Manufacturing Plant
                                                    (Leased)

Bedford, Massachusetts             73,100           Manufacturing Plant

San Diego, California              64,000           Manufacturing Plant
                                                    (Leased)

Columbia, South Carolina           60,000           Manufacturing Plant

Philadelphia, Pennsylvania         55,600           Manufacturing Plants
                                                    (Includes two facilities)

Eden Prairie, Minnesota            44,600           Manufacturing Plant

New Orleans, Louisiana             44,000           Manufacturing Plant

Austin, Texas                      37,000           Manufacturing Plant

West Bend, Wisconsin               26,600           Manufacturing Plant

Las Vegas, Nevada                  25,800           Manufacturing Plant

Omaha, Nebraska                    11,100           Manufacturing Plant
                                                    (Leased)

The following principal properties are used by the Forms and Labels segment:

St. Charles, Illinois             386,800           Manufacturing Plants and
                                                    Distribution Center
                                                    (Includes two facilities)

Osage, Iowa                       256,900           Manufacturing Plants
                                                    (Includes two facilities)

                                Approximate
                                  Square
Location                          Footage           Description
--------                          -------           -----------
Covington, Tennessee              242,000           Manufacturing Plant and
                                                    Distribution Center

Metter, Georgia                   221,000           Manufacturing Plant and
                                                    Distribution Center

Manchester, Vermont               162,300           Manufacturing Plant

Luray, Virginia                   162,300           Manufacturing Plant

Lodi, California                  138,100           Manufacturing Plant and
                                                    Distribution Center

Brenham, Texas                    127,700           Manufacturing Plant and
                                                    Distribution Center

Wilson, North Carolina            127,200           Manufacturing Plant

Gastonia, North Carolina          120,000           Manufacturing Plant

Marlin, Texas                     115,700           Manufacturing Plant

San Luis Obispo, California       110,000           Manufacturing Plant

Streetsboro, Ohio                  81,400           Manufacturing Plant

Englewood, Colorado                48,500           Manufacturing Plants
                                                    (Includes four facilities)
                                                    (Leased)

Cincinnati, Ohio                   21,800           Manufacturing Plant

                                Approximate
                                  Square
Location                          Footage           Description
--------                          -------           -----------

Additional Distribution Centers and Corporate Offices:

Columbus, Ohio                    154,000           Distribution Center (Leased)

Ontario, California               114,500           Distribution Center (Leased)

Lisle, Illinois                   105,000           Corporate Headquarters

Allentown, Pennsylvania           100,000           Distribution Center

Lisle, Illinois                    72,100           Technology Center (Leased)

Bellwood, Illinois                 28,300           Engineering and Research
                                                    Facility (Leased)

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

Item 4        Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of Security Holders during the quarter ended July 31, 2001.



                                     Part II

Item 5        Market for the Company's Common Equity and Related Stockholder
              Matters

The Company's common shares are traded on the New York Stock Exchange. The total number of holders of record of the Company's common stock was 2,601 as of October 23, 2001. Information about quarterly prices of common stock and dividends paid for the two fiscal years ended July 31 is contained in the table below:

                         MARKET PRICE PER SHARE              DIVIDENDS PAID PER SHARE
=========================================================================================
                   FISCAL 2001         FISCAL 2000         FISCAL 2001      FISCAL 2000
=========================================================================================
QUARTER          HIGH       LOW       HIGH       LOW
=========================================================================================

First         $ 15.44     $ 8.88    $ 25.00   $ 19.63        $ .1650        $ .1600
Second          20.00      13.69      22.88     10.50          .1650          .1650
Third           19.47      15.20      12.75      9.94          .1650          .1650
Fourth          18.75      15.50      11.44      8.56          .1650          .1650
=========================================================================================

Item 6        Selected Financial Data

Selected financial data for each of the five years ended July 31 is contained in the table below:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND AMOUNTS PRESENTED IN "OTHER"
SECTION)


                                                     2001                 2000               1999              1998           1997
===================================================================================================================================
OPERATIONS
===================================================================================================================================

Net sales *                                  $  1,692,792         $  1,645,583       $  1,610,803      $  1,425,008     $  960,806

Net income (Note A)                                53,196               22,617             76,069            74,208         81,282

Net income per share (basic) (Note A)                1.31                  .55               1.80              1.72           1.88

Net income per share (diluted) (Note A)              1.30                  .55               1.80              1.71           1.86

EBITDA (before restructuring)                     197,341              196,832            231,379           212,227        184,299

Dividends per share                                   .66                  .66                .64               .62            .56


FINANCIAL CONDITION
===================================================================================================================================
Total assets                                 $  1,166,665         $  1,249,309      $ 1,297,659        $  1,257,463     $  720,442

Long-term debt                                    284,087              389,413          416,653             428,224         24,500

Capital expenditures                               41,310               53,945           50,311              59,632         39,225

Working capital                                   225,437              246,743          256,509             236,857        149,234

SIGNIFICANT RATIOS
===================================================================================================================================
Net income:
     Return on net sales                          3.2%**                3.5%**             4.7%                5.2%           8.5%

     Return on average assets                     4.4%**                4.5%**             6.0%                7.5%          11.5%

     Return on average equity                     9.5%**               10.1%**            13.5%               14.3%          16.2%

Current ratio                                     2.2                   2.3                2.3                 2.2           2.1

Total debt/debt plus equity                      33.2%                 42.4%              43.0%               46.0%          10.9%

Book value per share                          $ 14.17              $  13.45           $  13.82          $    12.65       $   11.45

Sales per employee***                         $ 206.5              $  197.9           $  193.0          $    198.4       $   219.8


OTHER
===================================================================================================================================
Number of employees                             8,228                 8,167              8,464               8,228           4,610

Number of stockholders of record                2,694                 3,138              3,355               3,559           3,680

===================================================================================================================================

* Sales are after restatement of freight expense per EITF Issue 00-10. ** Fiscal year 2001 returns are computed excluding the impact of the restructuring and fiscal year 2000 excludes restructuring and one-time charges and uses a historical tax rate (see Note A below).
*** Based on average number of employees during the fiscal year.

NOTES TO FIVE YEAR SUMMARY
A. RESTRUCTURING AND ONE-TIME CHARGES: Net income includes restructuring charges of $0.5 million in fiscal year 2001. Fiscal year 2000 includes restructuring and one-time charges of $45.8 million and reflects a tax rate of 54.5%. The tax rate, which has historically been around 40%, was higher primarily due to the restructuring charge, a portion of which was not deductible. These charges and the increased tax rate negatively impacted net income per share by $0.84. See Management's Discussion and Analysis for further information as to the nature of the charges and their impact on earnings.

B. ACQUISITIONS AND DIVESTITURES: On January 18, 2000, the Company acquired Metro Printing, Inc. The acquisition price was $12.2 million of cash and the assumption of debt totalling $1.3 million. On October 31, 1999, the Company sold Quadras, Inc., acquired as a part of the Graphic Industries acquisition, in a transaction that approximated book value. On May 21, 1999, the Company acquired the assets of Denver Graphic, Inc. The acquisition price was $3.0 million of cash and a note payable of $150,000. Effective May 1, 1999, the Company acquired Commercial Press, Inc. The acquisition price was $20.1 million of cash, the assumption of debt totalling $2.2 million, and a note payable of $2.3 million. On February 28, 1999, the Company sold Mercury Printing, acquired as part of the Graphic Industries acquisition, for $7.0 million. On December 31, 1998, the Company sold substantially all of the assets of Visible Computer Supply, its contract stationer business, in a transaction that approximated book value. On June 17, 1998, the Company acquired the assets of Good Decal Co. The acquisition price was $12.3 million of cash and a note payable of $1.0 million. Effective November 3, 1997, the Company acquired Graphic Industries, Inc. The acquisition was made through an all cash purchase of Graphic's shares of common stock. The acquisition price was $308.3 million for the equity of the Company, plus $6.1 million of transaction costs, and net debt assumption totalling $123.4 million. On July 24, 1997, the Company acquired the assets of Moran Printing Company. The acquisition price included notes payable of $29.5 million, and the assumption of net debt totalling $4.9 million. On October 22, 1996, the Company acquired the assets of Post Printing, Inc. The acquisition price was $6.6 million of cash.

All acquisitions were accounted for as purchases, and, accordingly, their results of operations are included in the consolidated financial statements from their respective dates of acquisition.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

SEGMENT INFORMATION

INTEGRATED GRAPHICS SEGMENT: The Integrated Graphics segment is made up of a national network of commercial print facilities and the Targeted Communications division which specializes in variable imaging and print on demand products used in the promotional printing market. The principal products and services supplied by the Integrated Graphics segment include the design and manufacture of high color, high quality marketing and promotional materials, and the manufacture of targeted communications printed materials.

The Company significantly increased its commitment to high color marketing and promotional printing in the second quarter of fiscal year 1998 with the acquisition of Graphic Industries ("Graphic"). During fiscal year 2000, the Company took decisive action to divest non-compatible product lines, expand geographic coverage and close underperforming facilities. In the third quarter of fiscal year 2000, the Company announced a restructuring that included closing three underperforming plants in this segment by the end of the fiscal year. Two of these plants were acquired as part of the Graphic acquisition. Also in fiscal year 2000, the Company acquired a small regional commercial printing operation in the Midwestern United States, and sold Quadras, a design concern that was part of the Graphic acquisition. In fiscal year 1999, the Company acquired a commercial printing operation which expanded its commercial printing network to the West Coast of the United States, and divested Mercury Printing, also part of the Graphic acquisition.

FORMS AND LABELS SEGMENT: The principal products and services supplied by the Forms and Labels segment include the design, manufacture and sale of both paper based and electronic business forms, the manufacture of both electronic data processing (EDP) labels and prime labels, and the manufacture and distribution of a standard line of office products.

As a result of the restructuring in fiscal year 2000, one multiple-use plant in Lebanon, Kentucky was closed in the fourth quarter with its production being shifted to other Company facilities. In the fourth quarter of fiscal year 1999, the Company acquired a small prime label company. In the second quarter of fiscal year 1999, the Company divested the operations of Visible Computer Supply, a contract stationer business that did not fit with the long-term strategic direction of the Company.

Results of Operations

Fiscal year 2001 versus Fiscal year 2000

REVENUE: Net sales for fiscal year 2001 increased 2.9% over fiscal year 2000. The breakdown of sales for fiscal year 2001 within the two business segments was as follows:

Business Segment                   % of total revenue        % revenue increase
----------------                   ------------------        ------------------
Integrated Graphics                             50.7%                      3.8%
Forms and Labels                                49.3%                      1.9%

Over the last five years, sales have grown at a compound annual rate of 13.3%, with most of the growth coming from acquisitions.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company's sales strategy can be broken into two components. The primary driving force for sales growth is the Company's Total Print Management (TPM) strategy. The objective of TPM is to provide all types of printed material produced by both segments to major contract customers, with the primary focus being Fortune 1000 companies. This is accomplished primarily through a national direct sales force, which sells all of the Company's product offerings. Contract sales have grown over 10% over the prior year. Contract sales for the Forms and Labels segment were up approximately 3% whereas contract sales for the Integrated Graphics segment were up over 30%.

The second key component of the sales strategy is the continued success in capturing local transactional business. This is especially important in the Integrated Graphics segment, where a local sales force captures order by order business in its local market. The national direct sales force also sells directly on an order by order basis. Non-contract business declined approximately 1%. Non-contract sales in the Forms and Labels segment were relatively flat. In the Integrated Graphics segment, the decline in transactional business was seen in the second half of the fiscal year and can be mainly attributed to the softening of the economy.

Paper is the basic raw material for approximately 96% of the Company's products. In the Forms and Labels segment, paper represents approximately 40% of sales. In the Integrated Graphic segment, paper represents approximately 23% of sales. The majority of paper used by the Company comes from three paper grades - uncoated free sheet, tablet and offset. Using 20 pound uncoated free sheet as a proxy for the paper market, published prices during fiscal year 2000 increased 18%, with the prices staying relatively constant in fiscal year 2001.

The Company continues to reduce its exposure to volatility in the paper market. Customer contracts signed as part of the TPM program contain provisions to increase or decrease sell prices in line with announced paper price changes. Additionally, the continual shift toward high color marketing and promotional printing, as well as growth in digital print and market-to-one programs further mitigates the overall impact of paper on operating margins. Products in the Integrated Graphics segment have a higher component of value added labor, and thus rely less on the price of paper.

Despite changes in technology which have led to continuing declines in the business forms market, the Company continues to grow revenue by exploring new business lines and growing existing ones. The Company's exceptional systems, service delivery, and distribution capabilities have allowed the Company to increase its emphasis on services as part of its product offering. Currently, services such as inventory control and product distribution are sold with the printed product the Company provides. The Company believes inventory and distribution services, along with kitting, custom programming, and sourcing of non-printed goods can be sold independently of the printed product and offer an opportunity for revenue growth. Additionally, in fiscal year 2000, the Company entered into a licensing agreement to produce security labels. The Company used its extensive printing know-how to develop a proprietary method of manufacturing a product not normally associated with a printing operation. This type of niche market represents an opportunity to increase revenue in the label business.

COST OF GOODS SOLD: Cost of goods sold as a percent of sales for fiscal year 2001 was 73.1% versus 71.8% in fiscal year 2000. The increased cost of goods sold percentage is primarily attributed to competitive pricing pressures and decreased utilization rates over the second half of fiscal year 2001, both of which have been exacerbated by the economic slowdown. In light of economic conditions, the Company has increased some judgmental reserves, such as inventory reserves. The increase in cost of goods sold as a percent of sales was seen in both segments of the business.

In the Integrated Graphics segment, cost of goods sold as a percent of sales increased by approximately 150 basis points. This increase is largely attributable to competitive market conditions and the economic slowdown. This

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


segment was impacted by a slowing economy as many companies reduced their spending on marketing and promotional materials when conditions worsened. The economic slowdown in the second half of the year has significantly impacted this segment. Through the first six months of the fiscal year, cost of goods sold as a percent of sales increased by approximately 30 basis points over the same period of the prior year. The Company believes that this increase reflected competitive market conditions up to that point. In the second half of the year, sales declined in this segment, with cost of goods sold as a percent of sales increasing, on a fiscal year basis, by 150 basis points. While the economy will continue to affect this segment, the Company believes that margins can be expanded in the Integrated Graphics segment through cost reductions and by continuing to increase contract sales which will increase equipment utilization.

In the Forms and Labels segment, cost of goods sold as a percent of sales increased by approximately 100 basis points. Excluding LIFO income of $0.9 million in the current fiscal year and LIFO expense of $4.8 million in the prior fiscal year, cost of goods sold as a percent of sales would have increased by 170 basis points. The LIFO credit was the result of decreasing inventory quantities and stabilizing prices this year, while prices increased significantly in the prior year on grades of paper primarily used in this segment. This segment is also experiencing gross margin compression as a result of economic softness and ongoing competition. Due to changes in technology, the business forms market has continued to decline. Forms manufacturers are continuing to compete for a share of the shrinking market which has resulted in lower overall selling prices. Competitive pressures in the forms industry have compelled many forms manufacturers to move into the growing label market. This shift has brought price competition into this arena as well. The Company continually looks for niche markets to continue to expand revenue and margins in the label market.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses as a percent of sales were 15.3% in fiscal year 2001 versus 16.2% in fiscal year 2000. Several one-time charges have significantly impacted this category. In the current fiscal year, a charge of $3.0 million was recorded due to a change in an accounting estimate for workers compensation. In fiscal year 2000, charges related to executive retirement benefits and other costs related to management changes totalled $3.3 million. Additional charges of $4.1 million included an adjustment to the reserve for postretirement medical costs of $3.0 million that arose from a change in actuarial assumptions utilized to estimate the benefit, and $1.1 million related to an adverse judgment in an arbitration proceeding arising from a contractual obligation of Graphic Industries. Without these one-time charges, selling and administrative expenses would have been 15.1% of sales in the current year versus 15.8% in the prior year. Overall selling and administrative expense has benefited significantly from the restructuring and other cost saving initiatives initiated in the third quarter of fiscal year 2000. Offsetting some of this benefit, the Company has experienced deterioration of its accounts receivable portfolio, primarily as a result of the weakening economy. The resultant increase in accounts receivable reserves has increased selling and administrative expense in the second half of fiscal year 2001.

DEPRECIATION AND AMORTIZATION: The provision for depreciation and amortization remained consistent from year to year at 4.7% of sales. Goodwill amortization declined slightly as reductions were made to purchase accounting reserves for the Graphic Industries acquisition which reduced total goodwill. These adjustments were the result of a decrease in the amount of pre-acquisition contingencies existing as of the date of acquisition. Software amortization increased to $9.6 million in fiscal year 2001 from $6.4 million in fiscal year 2000. Most of the increase is related to amortization of a $46 million system enhancement project which began in fiscal year 1999 and whose final phase was fully implemented in the current fiscal year.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

RESTRUCTURING CHARGE: In the third quarter of fiscal year 2000, the Company announced a restructuring plan and undertook initiatives to reduce the overall cost base of the Company. Residual charges of that restructuring plan amounted to $0.5 million in the current fiscal year. Fiscal year 2000 results include a pretax charge of $41.6 million related to the restructuring plan. The Company implemented the restructuring program because of continued softness in the high-quality color marketing and promotional printing market, along with other issues relating to the integration of the Graphic Industries acquisition. Management reviewed its operations and developed action plans relating to both segments that dealt with underperforming facilities, underutilized assets, and rationalization of certain product lines. To improve prospective financial and operational performance, the Company is evaluating additional cost reduction actions including further reductions in workforce, plant consolidations and production process improvements.

INTEREST EXPENSE: Net interest expense for fiscal year 2001 decreased $4.5 million from fiscal year 2000. Approximately $1.0 million of the decrease is related to lower interest rates in fiscal year 2001. The remainder relates to the significant decrease in debt during the year. The impact of a 10% increase or decrease in interest rates during fiscal year 2001 would not have had a significant impact on net earnings of the Company.

OTHER INCOME: Other income in fiscal year 2000 of $3.2 million represented the proceeds received from the sale of stock that the Company received in John Hancock's conversion from a policyholder owned company to a stockholder based company. The Company received shares in relation to the amount of corporate owned life insurance policies held with John Hancock. This item was considered a one-time event in fiscal year 2000.

INCOME TAXES: The effective income tax rate in fiscal year 2001 was 40.7%. In fiscal year 2000, due primarily to the restructuring charges, a portion of which were not deductible, the effective tax rate was 54.5%.

NET INCOME AND NET INCOME PER DILUTED SHARE: Net income for the year increased by $30.6 million or 135.2%, to $53.2 million or $1.30 per diluted share.

Fiscal year 2000 versus Fiscal year 1999

REVENUE: Net sales for fiscal year 2000 increased 2.2% over fiscal year 1999. Pro forma sales growth after adjusting for acquisitions, divestitures and closures was 4.1%.

The breakdown of net sales for fiscal year 2000 within the two business segments was as follows:

Business Segment                   % of total revenue        % revenue increase
----------------                   ------------------        ------------------
Integrated Graphics                             50.2%                      3.1%
Forms and Labels                                49.8%                      1.2%

After adjusting for acquisitions and divestitures, the Integrated Graphics segment grew 4.4% and the Forms and Labels segment grew 3.9%. Over the last five years, sales have grown at a compound annual rate of 16.9%, with most of the growth coming from acquisitions.

Contract sales to major customers under the TPM strategy increased 7.8% from fiscal year 1999 to fiscal year 2000 (before divestitures). Contract sales for the Integrated Graphics segment (again before divestitures) were up 18.5%

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

whereas contract sales for the Forms and Labels segment were up 4.3%. Adjusted for acquisitions and divestitures, non-contract business grew 2.4% in fiscal year 2000, with growth coming from both segments.

Paper price changes have a material effect on the Company's reported sales dollars and operating results. Prices on 20 pound white uncoated free sheet increased 16% from January 1, 1999 to July 31, 1999. Prices continued to increase in fiscal year 2000, being up an additional 18% by the end of fiscal year 2000. The Company has continued to reduce its exposure to this volatility by including provisions in contracts that adjust sell prices in light of announced paper price changes. Additionally, the product mix shift to high color and promotional printing helps to mitigate the overall impact of paper on operating margins. New business opportunities such as the production of security labels and the increased offering of inventory and distribution services also reduce reliance on paper.

In the second quarter of fiscal year 1999 the Company divested its contract stationer business, which had annual revenues of approximately $40 million, because it did not fit with the long-term strategic objectives of the Company. In conjunction with the sale of this business to Boise Cascade Office Products ("BCOP"), the Company expanded its alliance with BCOP in order to better serve the needs of its customers.

COST OF GOODS SOLD: Cost of goods sold as a percent of sales for fiscal year 2000 was 71.8% versus 70.3% in fiscal year 1999. The increase in cost of goods sold as a percent of sales was seen in both segments of the business. This trend, however, was more pronounced in the Forms and Labels segment where cost of goods sold as a percent of sales increased by approximately 250 basis points. Fifty basis points of the increase was related to an unfavorable change in LIFO expense, which was the result of higher prices in paper grades used by the segment. The Company was also experiencing gross margin compression as a result of ongoing competition. Technology changes have continued to cause the business forms market to decline. In the Integrated Graphics segment, cost of goods sold as a percent of sales increased by approximately 80 basis points. The increase was largely attributable to competitive market conditions predominantly in the eastern and southeastern United States. The increase in cost of goods sold in those regions were partially offset by decreases in the Targeted Communications division's cost of goods sold, which benefited from increased sales in market-to-one product, which has a lower cost of sales due to lower paper content.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses as a percent of sales were 16.2% in fiscal year 2000 and 15.3% in fiscal year 1999. Several one-time charges related to executive retirement benefits, reserves for postretirement medical costs and an adverse judgement in an arbitration proceeding were included in fiscal year 2000 and totalled $7.4 million. Without these one-time charges, selling and administrative expenses would have been 15.8% of sales in fiscal year 2000. While the fiscal year 2000 expense ratio exceeded fiscal year 1999, the fourth quarter benefited significantly from the third quarter restructuring and other cost savings initiatives. There were no Y2K related software expenses in fiscal year 2000, as compared to $2.0 million in fiscal year 1999.

DEPRECIATION AND AMORTIZATION: The provision for depreciation and amortization was 4.7% of sales in both fiscal year 2000 and fiscal year 1999. Software amortization increased to $6.4 million in fiscal year 2000 from $5.4 million in fiscal year 1999. Most of the increase was related to a $46 million system enhancement project which began in fiscal year 1999 and was being implemented in phases.

RESTRUCTURING CHARGE: In the third quarter of fiscal year 2000, the Company announced a restructuring plan and undertook initiatives to reduce the overall cost base of the Company. The fiscal year 2000 results include a pretax charge of $41.6 million related to the restructuring plan. The charge included the write-off of goodwill associated with plants that were closed, the write-off of abandoned software, the write-down to net realizable value of property and equipment to be sold, and severance and outplacement costs. The amount of allocated goodwill written off related to plants acquired in the Graphic

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

acquisition. The majority of the restructuring activity, and related charges, occurred in the third quarter.

INTEREST EXPENSE: Net interest expense for fiscal year 2000 increased $2.0 million over fiscal year 1999. The increase is mostly from higher interest rates on variable rate debt, along with incremental interest expense resulting from the issuance of $200.0 million of fixed rate bonds in the second quarter of fiscal year 1999 in which the proceeds were used to pay down variable rate debt.

OTHER INCOME: Other income included a one-time credit of $3.2 million which was recorded in the third quarter of fiscal year 2000 and represented the proceeds received from the sale of stock that the Company received in John Hancock's conversion from a policyholder owned company to a stockholder based company. The Company received shares in relation to the amount of corporate owned life insurance policies held with John Hancock.

INCOME TAXES: Due primarily to the restructuring charges, a portion of which were not deductible, the current year effective tax rate was 54.5%. The tax rate in fiscal year 1999 was 40%.

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

NET INCOME AND NET INCOME PER SHARE: Net income for fiscal year 2000 decreased by $53.5 million or 70.3%, to $22.6 million or $0.55 per share. Before the restructuring charge of $41.6 million, other one-time charges (net of credits) of $4.2 million, and using a tax rate consistent with fiscal year 1999 of 40%, net income would have been $34.7 million higher and earnings per share would have been $0.84 higher.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", which addresses the financial accounting and reporting for business combinations. SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. It is anticipated that SFAS No. 141 will have no effect on the financial position or results of operations of the Company.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


addresses how intangible assets that are acquired in an acquisition should be recognized and, if necessary, amortized. It also requires that goodwill and intangible assets that have indefinite useful lives not be amortized, but rather tested at least annually for impairment using a fair-value-based test, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. The Company must adopt SFAS No. 142 in fiscal year 2003 with early adoption permitted in fiscal year 2002. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142, if any, are to be reported as a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the provisions of SFAS No. 142. The Company is in the process of determining the full impact that adoption will have on the consolidated financial statements as well as determining when to adopt. Goodwill amortization of $7.6 million and $8.1 million was recorded in fiscal years 2001 and 2000, respectively, and, under the provision of SFAS No. 142, will no longer be recorded in the Company's results of operations upon adoption of the new standard.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL: Working capital decreased $21.3 million to $225.4 million as of July 31, 2001. The Company has continued its increased focus on the balance sheet, specifically working capital, in order to generate cash to reduce debt. The decrease in the accounts receivable balance was mostly attributable to the decrease in fourth quarter sales, as days sales outstanding increased slightly from the prior year. The increase in the allowance for doubtful accounts is a reflection of the current economic conditions. The Company is in the process of implementing a new accounts receivable system, which will be an important tool in improving the management of accounts receivable. The $7.2 million decrease in inventory reflects the efforts in the current fiscal year to reduce working capital. The Company will continue to focus on working capital management. The current ratio at July 31, 2001 was 2.2.

CAPITAL EXPENDITURES: Capital expenditures for fiscal year 2001 were $41.3 million. There were no major construction projects in process at fiscal year-end. In addition to capital expenditures, the Company continues to invest in its information technology infrastructure. Information systems expenditures of $8.2 million have been capitalized in fiscal year 2001. In fiscal year 2001, the Company completed its most aggressive systems initiative to date.

Over the last five years, capital expenditures have totalled $244.4 million. These expenditures were funded through internally generated funds. Over the past five years, the Company also spent $73.2 million for software development. For fiscal year 2002, it is estimated that capital expenditures will be between $30.0 million and $40.0 million. Capital expenditures are expected to be lower than historical rates in fiscal year 2002 as the Company continues to maximize output on its current asset base.

DEBT: In fiscal year 2001, total debt decreased $116.8 million to $288.1 million. Strong cash flows from operations have made it possible to reduce the ratio of debt to total capitalization from 42.4% at July 31, 2000 to 33.2% at July 31, 2001. During fiscal year 2001, the Company purchased $7.1 million of its common stock in open market transactions at an average price of $11.30. Company-owned life insurance policies totalling $22.2 million were surrendered in the first half of the year, with proceeds being used to reduce debt.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


Of the outstanding debt as of July 31, 2001, $75 million has been borrowed under a five-year credit agreement ("Credit Facility"), which as of September 28, 2001, provides for a maximum aggregate principal amount available to be borrowed of $250 million. On January 15, 1999, the Company offered $200 million of Senior Notes, and at that time, incurred an $18.3 million settlement on the treasury rate lock agreement related to the issuance of the Senior Notes. The proceeds of the note issue were used to pay down borrowings under the Credit Facility. The borrowings under the Credit Facility are classified as long-term debt since the Company has the intent and ability to carry that debt long-term.

In addition to the Credit Facility, the Company has unsecured money market lines of $75 million, under which $3.0 million was borrowed at July 31, 2001. The $3.0 million from the unsecured money market lines is classified as short-term debt. The maximum amount as authorized by the Board of Directors for total borrowings is currently $600 million.

In fiscal year 1998, the Company filed a shelf registration to issue up to $300.0 million of unsecured debt and equity securities. The $200.0 million in Senior Notes issued in fiscal year 1999 reduced the amount available under the shelf registration to $100.0 million. The Company has a BBB rating from Standard & Poor's and a Baa2 rating from Moody's for both the $300.0 million universal shelf registration and the $400.0 million revolving credit facility. Both agencies have placed the Company on Stable Outlook.

The Company is exposed to market risk from changes in interest rates. As of July 31, 2001, 94% of total debt is fixed rate debt. Excluding interest rate swaps which will come due by the end of the calendar year, 69% of total debt is fixed rate debt.

The Company believes that it has adequate financing and cash flows to make acquisitions, repurchase stock, pay dividends, make capital expenditures or pay down debt during fiscal year 2002 while maintaining its investment grade ratings. The Company is currently at its target level for debt to total capitalization.

COMMON STOCK

Annual dividends were last raised in September, 1999 to $0.66 per share, which was an increase of 3.1%.

During fiscal year 2001, 920,000 shares of common stock were issued in connection with the Company's Employee Stock Purchase Plan and the 1989 and 1997 Stock Option Plans. The balance of $3.3 million of deferred compensation in the equity section of the balance sheet reflects the total fixed liability of 183,000 shares of stock that have been placed into a grantor trust for the benefit of certain executives.

The Company also repurchased 628,869 shares during the year under the $100.0 million share repurchase program approved by the Board of Directors in May 1997. Those repurchases bring the total purchases made under this program to $98.5 million. In January 2000 the Board of Directors authorized the purchase of an additional $100.0 million of stock. The treasury shares can be used for future acquisitions or for employee benefit plans.

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

Item 7(A)  Quantitative and Qualitative Disclosures About Market Risk

           The information required by Item 7(A) is contained in the section captioned "Interest Expense" and "Capital Expenditures" in Item 7 of this report. Also see the section captioned "Accounting For Derivative Instruments and Hedging Activities" in Item 14(a) of this report.


Item 8     Financial Statements and Supplementary Data

           The financial information required by Item 8 is contained in Item 14 of Part IV of this report.


Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None

                                    Part III

Item 10    Directors and Executive Officers of the Company

           Information concerning continuing directors and director nominees of the Company and their respective terms is contained in the section captioned "Election of Directors" in the Company's definitive Proxy Statement dated November 1, 2001, and is incorporated herein by reference.

           Information concerning Section 16 (a) Beneficial Ownership Reporting Compliance is contained in the section captioned "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement dated November 1, 2001, and is incorporated herein by reference.


           Executive Officers of the Company

           (a) Names, ages and positions of the executive officers:

           Name                           Age        Position
           ----                           ---        --------
           Michael A. Anderson             39        Senior Vice President -
                                                     Integrated Graphics Segment

           Vicki L. Avril                  46        Senior Vice President and
                                                     Chief Financial Officer

           Thomas G. Brooker               43        Vice President - Corporate
                                                     Sales

           Michael O. Duffield             49        President and Chief
                                                     Operating Officer

           Douglas W. Fitzgerald           47        Vice President - Marketing

           Gary K. Haman                   43        Assistant Treasurer

           M. David Jones                  54        Chairman of the Board and
                                                     Chief Executive Officer

           Robert J. Kelderhouse           46        Vice President - Treasurer
                                                     and Assistant Secretary

           Charles H. Kwon                 40        Vice President - Strategy
                                                     and New Ventures

           Wayne E. Richter                45        Senior Vice President -
                                                     Forms and Labels Segment

           Lori G. Roberts                 40        Vice President - Human
                                                     Resources

           Thacher R. Smith                43        Tax Officer

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

               Ms. Avril joined the Company in 2001 as the Senior Vice President and Chief Financial Officer. Ms. Avril was most recently employed at Inland Steel Industries Inc. as the Vice President Finance and Chief Financial Officer. Prior to that she was Treasurer and Director of Planning for four years.

               Mr. Brooker has been with the Company since 1981. He was elected Vice President - Corporate Sales in 1998. Mr. Brooker was previously Vice President - General Manager - Office Products from 1995 to 1998, Vice President - General Manager - Tops Division from 1993 to 1995.

               Mr. Duffield has been with the Company since 1974. He is currently the President and Chief Operating Officer and was elected to this role in 1998. From January through November 2000, Mr. Duffield was the Acting Chief Executive Officer during the time the Company was conducting its search for a permanent Chief Executive Officer. Mr. Duffield was previously the Senior Vice President - Operations from 1992 to 1998.

               Mr. Fitzgerald has been with the Company since 1976. He was elected Vice President - Marketing in 1996. Mr. Fitzgerald was previously Director of Marketing from 1989 to 1996.

               Mr. Haman has been with the Company since 1998 as Assistant Treasurer. Mr. Haman was previously employed by Eagle Industries, Inc. as Director of Treasury Operations from 1993 to 1998.

               Mr. Jones joined the Company in November 2000 as the Chairman of the Board and Chief Executive Officer. Mr. Jones was most recently employed as the Vice President - Filtration Group and President of Fleetguard/Nelson, Inc., the filtration division of Cummins Engine Company, from 1996 to 2000. Prior to that he held various positions at Cummins Engine Company where he began his career in 1970.

               Mr. Kelderhouse joined the Company in 1999 as Vice President - Treasurer and Assistant Secretary. Mr. Kelderhouse was previously employed by Heller International Corporation as Senior Vice President - Finance and Capital Markets, Sales Finance Group from 1997 to 1999, and Senior Vice President - Finance and Capital Markets, Vendor Finance Division from 1994 to 1997.

               Mr. Kwon joined the Company in 2001 as Vice President - Strategy and New Ventures. Mr. Kwon was previously employed by Neodesic Corporation as Chief Executive Officer and President from 1997 to 2001. From 1993 to 1997, Mr. Kwon was a Strategy Consultant with Booz, Allen & Hamilton, a management consulting firm.

               Mr. Richter has been with the Company since 1979. He was elected Senior Vice President - Forms and Labels Segment in 1998. Mr. Richter was previously Vice President - General Manager - Label Division from 1992 to 1998.

               Ms. Roberts joined the Company in 2001 as Vice-President - Human Resources. Ms. Roberts was previously employed by Cummins Engine Company, Inc. as Director - Human Resources, Southern Region from 1998 to 1999, as Director - Compensation & Benefits from 1997 to 1998, and as Director - Human Resources for the Fuel Systems Division from 1993 to 1997. Ms. Roberts was voluntarily unemployed between the period of time she left Cummins Engine Company, Inc. and the time she began working at Wallace Computer Services, Inc.

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

Item 11   Executive Compensation

          Information concerning management remuneration and transactions, and compensation of directors for the year ended July 31, 2001 is contained in the section captioned "Compensation of Executive Officers" in the Company's definitive Proxy Statement dated November 1, 2001, and is incorporated herein by reference.

Item 12   Security Ownership of Certain Beneficial Owners and Management

          Information concerning the beneficial ownership of the Company's common stock is contained in the section captioned "Voting Securities" in the Company's definitive Proxy Statement dated November 1, 2001, and is incorporated herein by reference.

Item 13   Certain Relationships and Related Transactions

          Information concerning certain relationships and related transactions is contained in the Company's definitive Proxy Statement dated November 1, 2001, and is incorporated herein by reference.

                                     Part IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) The following consolidated financial statements and schedules of the Company are set forth on the following pages of this report.

                                                                           Page
                                                                          Number
                                                                          ------

          Consolidated Statements of Income for the years
          ended July 31, 2001, 2000, and 1999                                 31

          Consolidated Statements of Stockholders' Equity for the
          years ended July 31, 2001, 2000, and 1999                      32 - 33

          Consolidated Balance Sheets as of July 31, 2001 and 2000            34

          Consolidated Statements of Cash Flows for the years ended
          July 31, 2001, 2000, and 1999                                       35

          Notes to Consolidated Financial Statements                     36 - 51

          Report of Independent Public Accountants                            52

          Quarterly Financial Data for the years ended
          July 31, 2001 and 2000                                              53

          Schedule - II, Valuation and Qualifying Accounts                    54


          Schedules Omitted

          All other schedules have been omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

          (b) Reports on Form 8-K
              No reports on Form 8-K have been filed by the Company during the quarter ended July 31, 2001.

          (c) Exhibit Index
              The exhibits as shown in "Index of Exhibits" (pages 55 - 58) are filed as part of this report.

Wallace Computer Services, Inc.                                 Fiscal 2001 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 10, 2001.

                                     Wallace Computer Services, Inc.

                                     /s/ Vicki L. Avril
                                     By________________________
                                         Vicki L. Avril
                                         Senior Vice President and Chief
                                         Financial Officer
                                         (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in capacities indicated, on October 10, 2001.



/s/ M. David Jones                               /s/ Andrew J. McKenna, Jr.
-------------------------                        --------------------------
    M. David Jones                                   Andrew J. McKenna, Jr.
    Chairman of the Board and                        Director
    Chief Executive Officer


/s/ Michael T. Riordan                           /s/ John C. Pope
-------------------------                        -------------------------
    Michael T. Riordan                               John C. Pope
    Director                                         Director


/s/ William J. Devers, Jr.                       /s/ Bettye Martin Musham
-------------------------                        -------------------------
    William J. Devers, Jr.                           Bettye Martin Musham
    Director                                         Director


/s/ Neele E. Stearns, Jr.
------------------------
    Neele E. Stearns, Jr.
    Director

Item 14 (a) Consolidated Financial Statements and Schedules

CONSOLIDATED STATEMENTS OF INCOME
WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FOR THE YEARS ENDED JULY 31, 2001, 2000 and 1999         2001          2000           1999
==============================================================================================
Net sales                                            $ 1,692,792    $ 1,645,583    $ 1,610,803
----------------------------------------------------------------------------------------------
Cost and expenses:
  Cost of goods sold                                   1,236,589      1,181,403      1,132,197
  Selling and administrative expenses                    258,862        267,348        247,227
  Provision for depreciation and amortization             78,848         77,573         75,431
  Restructuring charge (Note 7)                              513         41,551           --
----------------------------------------------------------------------------------------------
Total costs and expenses                               1,574,812      1,567,875      1,454,855
----------------------------------------------------------------------------------------------
Operating income                                         117,980         77,708        155,948
  Interest income                                           (829)        (2,408)        (1,842)
  Interest expense, net of capitalized interest           29,102         33,598         31,009
  Other income  (Note 11)                                   --           (3,190)          --
----------------------------------------------------------------------------------------------
Income before income taxes                                89,707         49,708        126,781
----------------------------------------------------------------------------------------------
Provision for income taxes: (Note 8)
  Current:
    Federal                                               37,363         20,728         35,383
    State                                                  5,199          3,673          7,081
  Deferred                                                (6,051)         2,690          8,248
----------------------------------------------------------------------------------------------
 Total income taxes                                       36,511         27,091         50,712
----------------------------------------------------------------------------------------------
Net income                                           $    53,196    $    22,617    $    76,069
----------------------------------------------------------------------------------------------
Net income per share: (Note 12)
  Basic                                              $      1.31    $      0.55    $      1.80
  Diluted                                            $      1.30    $      0.55    $      1.80
==============================================================================================



The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES


                                                         SHARES OF COMMON STOCK                            COMMON
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 ----------------------      PREFERRED              STOCK       ADDITIONAL
FOR THE YEARS ENDED JULY 31, 2001, 2000 and 1999          ISSUED    IN TREASURY          STOCK          PAR VALUE          CAPITAL
====================================================================================================================================
Balance, July 31, 1998                                       45,764    (2,496)         $   --           $   45,764      $36,390
====================================================================================================================================
 Net income                                                    --        --                --                 --           --
  Cash dividends ($.64 per share)                              --        --                --                 --           --
  Sale of stock under employee stock
    purchase plan (Note 5)                                     --         553              --                 --           --
  Stock options exercised net of shares
    exchanged in lieu of cash (Note 5)                         --          53              --                 --           --
  Deferred compensation liability for change in
    shares held in grantor trust (Note 5)                      --        --                --                 --           --
  Tax benefit from early disposition by employees
    of stock issued under stock option plans and
    exercise of non-qualified stock options                    --        --                --                 --            721
  Amortization of difference between market price
    and option price for 1997 option plan (Note 5)             --        --                --                 --            417
  Treasury stock purchased                                     --      (1,656)             --                 --           --
====================================================================================================================================
Balance, July 31, 1999                                       45,764    (3,546)             --               45,764       37,528
====================================================================================================================================
 Net income                                                    --        --                --                 --           --
  Cash dividends ($.66 per share)                              --        --                --                 --           --
  Sale of stock under employee stock
    purchase plan (Note 5)                                     --         869              --                 --           --
  Stock options exercised net of shares
    exchanged in lieu of cash (Note 5)                         --         110              --                 --           --
  Deferred compensation liability for change in
    shares held in grantor trust (Note 5)                      --        --                --                 --           --
  Tax benefit from early disposition by employees
    of stock issued under stock option plans and
    exercise of non-qualified stock options                    --        --                --                 --            541
  Amortization of difference between market price
    and option price for 1997 option plan (Note 5)             --        --                --                 --            417
  Treasury stock purchased                                     --      (2,510)             --                 --           --
====================================================================================================================================
Balance, July 31, 2000                                       45,764    (5,077)             --               45,764       38,486
====================================================================================================================================
Net income                                                     --        --                --                 --           --
  Cash dividends ($.66 per share)                              --        --                --                 --           --
  Sale of stock under employee stock
    purchase plan (Note 5)                                     --         643              --                 --           --
  Stock options exercised net of shares
    exchanged in lieu of cash (Note 5)                         --         277              --                 --           --
  Deferred compensation liability for change in
    shares held in grantor trust (Note 5)                      --        --                --                 --           --
  Tax benefit from early disposition by employees
    of stock issued under stock option plans
    and exercise of non-qualified stock options                --        --                --                 --          1,151
Amortization of difference between market price
    and option price for 1997 option plan (Note 5)             --        --                --                 --            133
Cash Flow Hedge (Note 2)                                       --        --                --                 --           --
Treasury stock purchased                                       --        (629)             --                 --           --
====================================================================================================================================
Balance, July 31, 2001                                       45,764    (4,786)         $   --           $   45,764      $39,770
====================================================================================================================================


The accompanying notes are an integral part of these statements.

WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES

                                                                                     ACCUMULATED
                                                                                           OTHER      COST OF
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  DEFERRED    RETAINED     COMPREHENSIVE     TREASURY     COMPREHENSIVE
FOR THE YEARS ENDED JULY 31, 2001, 2000 and 1999      COMPENSATION    EARNINGS              LOSS        STOCK      INCOME/(LOSS)
====================================================================================================================================
Balance, July 31, 1998                                      $    --      $ 537,751    $    --      $(72,432)          $  74,303
====================================================================================================================================
  Net income                                                     --         76,069         --          --                76,069
  Cash dividends ($.64 per share)                                --        (26,904)        --          --                  --
  Sale of stock under employee stock
    purchase plan (Note 5)                                       --         (4,477)        --        15,910                --
  Stock options exercised net of shares
    exchanged in lieu of cash (Note 5)                           --         (1,047)        --         1,525                --
  Deferred compensation liability for change in
    shares held in grantor trust (Note 5)                       3,883         --           --          --                  --
  Tax benefit from early disposition by employees
    of stock issued under stock option plans and
    exercise of non-qualified stock options                      --           --           --          --                  --
  Amortization of difference between market price
    and option price for 1997 option plan (Note 5)               --           --           --          --                  --
  Treasury stock purchased                                       --           --           --       (30,003)               --
====================================================================================================================================
Balance, July 31, 1999                                          3,883      581,392         --       (85,000)             76,069
====================================================================================================================================
 Net income                                                      --         22,617         --          --                22,617
Cash dividends ($.66 per share)                                  --        (26,682)        --          --                  --
  Sale of stock under employee stock
    purchase plan (Note 5)                                       --        (16,763)        --        26,166                --
  Stock options exercised net of shares
    exchanged in lieu of cash (Note 5)                           --         (1,631)        --         3,482                --
  Deferred compensation liability for change in
    shares held in grantor trust (Note 5)                        (724)        --           --          --                  --
  Tax benefit from early disposition by employees
    of stock issued under stock option plans
    and exercise of non-qualified stock options                  --           --           --          --                  --
  Amortization of difference between market price
    and option price for 1997 option plan (Note 5)               --           --           --          --                  --
  Treasury stock purchased                                       --           --           --       (41,453)               --
====================================================================================================================================
Balance, July 31, 2000                                          3,159      558,933         --       (96,805)             22,617
====================================================================================================================================
Net income                                                       --         53,196         --          --                53,196
Cash dividends ($.66 per share)                                  --        (26,831)        --          --                  --
  Sale of stock under employee stock
    purchase plan (Note 5)                                       --        (11,271)        --        18,230                --
  Stock options exercised net of shares
    exchanged in lieu of cash (Note 5)                           --         (3,520)        --         7,278                --
  Deferred compensation liability for change in
    shares held in grantor trust (Note 5)                         142         --           --          --                  --
  Tax benefit from early disposition by employees
    of stock issued under stock option plans
    and exercise of non-qualified stock options                  --           --           --          --                  --
  Amortization of difference between market price
    and option price for 1997 option plan (Note 5)               --           --           --          --                  --
 Cash flow hedge (Note 2)                                        --           --         (322)         --                  (322)
 Treasury stock purchased                                        --           --           --        (7,106)               --
====================================================================================================================================
Balance, July 31, 2001                                      $   3,301    $ 570,507    $  (322)     $(78,403)          $  52,874
====================================================================================================================================


  The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS) JULY 31, 2001 and 2000      2001               2000
============================================================================================================
Assets
Current Assets:
   Cash and cash equivalents                                              $      --           $     4,505
   Accounts receivable, less allowance for doubtful accounts
   of $7,896 in 2001 and $5,906 in 2000                                       283,326             294,353
   Inventories (Note 3)                                                       100,922             108,133
   Current and deferred income taxes                                           27,498              27,732
   Advances and prepaid expenses                                                5,536               8,110
------------------------------------------------------------------------------------------------------------
        Total current assets                                                  417,282             442,833
------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost:
   Land and buildings                                                         180,724             177,869
   Machinery, equipment, furniture and fixtures                               706,641             673,346
   Leasehold improvements                                                       5,908               5,612
------------------------------------------------------------------------------------------------------------
   Total property, plant and equipment                                        893,273             856,827
   Less: reserves for depreciation and amortization                          (502,107)           (443,981)
------------------------------------------------------------------------------------------------------------
         Net property, plant and equipment                                    391,166             412,846
Goodwill, net of amortization                                                 284,664             296,745
Cash surrender value of life insurance                                         15,201              36,400
System development costs, net of amortization                                  55,516              55,727
Other assets                                                                    2,836               4,758
------------------------------------------------------------------------------------------------------------
         Total Assets                                                     $ 1,166,665         $ 1,249,309
============================================================================================================
Liabilities and Stockholders' Equity
Current Liabilities:
   Current maturities of long-term debt                                   $       997         $     2,454
   Short-term notes payable                                                     3,003              12,991
   Accounts payable                                                            97,384              99,368
   Dividends payable                                                            6,765               6,648
   Accrued compensation and related expenses                                   46,964              45,660
   Other accrued expenses                                                      23,266              22,618
   Contribution to profit sharing and retirement fund (Note 10)                13,466               6,351
------------------------------------------------------------------------------------------------------------
        Total current liabilities                                             191,845             196,090
------------------------------------------------------------------------------------------------------------
Deferred compensation and retirement benefits                                  39,128              36,265
Deferred income taxes (Note 8)                                                 60,385              69,912
Long-term debt (Note 4)                                                       284,087             389,413
Other long-term liabilities                                                    10,603               8,092
Stockholders' equity:
   Preferred stock, $50 par value, authorized 500,000 shares                     --                  --
   Common stock, $1.00 par value, authorized 100,000,000 shares                45,764              45,764
   Additional capital                                                          39,770              38,486
   Deferred compensation (Note 5)                                               3,301               3,159
   Retained earnings                                                          570,507             558,933
   Treasury stock                                                             (78,403)            (96,805)
   Accumulated other comprehensive loss                                          (322)               --
------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                             580,617             549,537
------------------------------------------------------------------------------------------------------------
       Total Liabilities and Stockholders' Equity                         $ 1,166,665         $ 1,249,309
============================================================================================================


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)
FOR THE YEARS ENDED JULY 31, 2001, 2000 AND 1999                      2001         2000         1999
============================================================================================================
Cash flows from operating activities:
   Net income                                                      $  53,196    $  22,617    $  76,069
   Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation and amortization                                 78,848       77,573       75,431
        Restructuring charge                                              87       31,828         --
        Deferred taxes                                                (9,527)       4,908       12,467
        (Gain) loss on disposal of property                               48         (344)        (770)
        (Gain) on sale of investments                                   --         (3,190)        --
   Changes in assets and liabilities, net
    of effect of acquisitions and divestitures:
        Accounts receivable                                           11,027         (345)     (34,720)
        Inventories                                                    7,211         (387)      11,808
        Prepaid taxes                                                    453        8,940       (2,222)
        Advances and prepaid expenses                                  2,574       (1,158)       3,501
        Other assets                                                  13,481       (6,475)     (34,169)
        Accounts payable and other liabilities                        13,839       10,368       19,913
        Deferred compensation and retirement benefits                  2,863        4,273        1,440
-----------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                          174,100      148,608      128,748
-----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                               (41,310)     (53,945)     (50,311)
  Proceeds from sales of short-term investments                         --          3,190         --
  Proceeds from disposal of property                                   1,671        6,086       10,254
  Net construction funds held by trustee                                --           --          1,280
  Other capital investments, including acquisitions/divestitures        --        (10,067)     (14,803)
-----------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                              (39,639)     (54,736)     (53,580)
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Cash dividends paid                                                (26,844)     (27,016)     (26,802)
  Amounts paid on long-term debt                                    (210,284)    (128,698)     (76,461)
  Net retirements of  short-term debt                                (11,582)      (8,067)     (14,496)
  Proceeds from issuance of long-term debt                           105,000       96,487       64,075
  Proceeds from issuance of common stock                              11,850       11,347       13,051
  Purchase of treasury stock                                          (7,106)     (41,453)     (30,003)
-----------------------------------------------------------------------------------------------------------
  Net cash used in financing activities                             (138,966)     (97,400)     (70,636)
-----------------------------------------------------------------------------------------------------------
Net changes in cash and cash equivalents                              (4,505)      (3,528)       4,532
Cash and cash equivalents at beginning of year                         4,505        8,033        3,501
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                           $    --      $   4,505    $   8,033
===========================================================================================================
Supplemental disclosure:
 Interest paid (net of interest capitalized)                       $  25,494    $  28,155    $  21,177
 Income taxes paid                                                    38,028       14,680       36,342
===========================================================================================================


The accompanying notes are an integral part of these statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2001


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

    During fiscal year 2001 the Company changed its method of estimating workers' compensation reserves from the case reserve method to a fully developed loss method, a more conservative method. This change in accounting estimate resulted in a one-time, pre-tax charge of $3.0 million or $0.04 per fully diluted share.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation.

REVENUE RECOGNITION: Revenues from product sales are recorded when title to the product transfers to the customer. Revenue from services or software is not recognized until services are performed or software installation is complete or customer acceptance is acknowledged.

CASH AND CASH EQUIVALENTS: The Company invests excess cash balances in short-term securities, including commercial paper, money market funds, and municipal bonds whose original maturities are less than three months.

CAPITALIZED INTEREST COSTS: Interest costs are capitalized based upon the cost of capital projects in progress during the year. Interest expense, before interest capitalization, and the amount of interest capitalized as of the last three year ends is as follows:

(IN THOUSANDS)             INTEREST EXPENSE           INTEREST CAPITALIZED
================================================================================
2001                       $     31,102                   $ 2,000
2000                             36,272                     2,674
1999                             32,245                     1,236
================================================================================

    Amortization expense for interest capitalized was $1,223,000 in 2001; $1,106,000 in 2000; and $1,035,000 in 1999.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded at historical cost. Depreciation for financial statement purposes is computed using the straight-line method over the estimated useful lives of the various classes of property, plant and equipment.

========================================================================
Buildings                                                       40 years
Building equipment                                           10-15 years
Machinery, equipment, furniture and fixtures                  3-10 years
Leasehold improvements                                      Lease period
========================================================================

GOODWILL: The excess of cost over the assigned value of the net tangible assets in connection with all acquisitions is being amortized on a straight-line basis primarily over 40 years. Amortization expense amounted to $7,582,000 in 2001, $8,116,000 in 2000 and $7,927,000 in 1999. The unamortized balance relating to the Graphic Industries acquisition was $196,593,000 at July 31, 2001 and $206,207,000 at July 31, 2000. The balance relating to all other acquisitions was $88,071,000 at July 31, 2001 and $90,538,000 at July 31, 2000.

SYSTEM DEVELOPMENT COSTS: Computer software that is either purchased or developed internally for use by the Company is amortized over a useful life of three to seven years. Amortization of internal use software was $9,625,000 in fiscal year 2001; $6,395,000 in fiscal year 2000; and $5,410,000 in fiscal year 1999. The unamortized balance of all capitalized computer software was $55,516,000 at July 31, 2001 and $55,727,000 at July 31, 2000.

    In fiscal year 2000, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The statement requires that certain costs, such as preliminary project costs and training, related to internally developed software must be expensed as incurred. Implementation of this standard has not affected the Company's financial condition or results of operations.

LONG-LIVED ASSETS: In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviews its long-lived assets for impairments when events or changes in circumstances indicate the carrying amount may not be recoverable. In fiscal year 2000 the Company did write down certain long-lived assets in connection with a restructuring. See Note 7 for information concerning the write-offs.

INCOME TAXES: The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under that standard, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying statutory tax rates applicable to future years to differences between the financial statement carrying amount and the tax basis of existing assets and liabilities. Investment tax credits are amortized to income over the lives of the applicable assets. The unamortized investment tax credit amounted to $124,750 in 2001 and $142,001 in 2000.

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

COMPREHENSIVE INCOME: Comprehensive income, disclosed in the Consolidated Statements of Stockholders Equity, includes net income and all other nonowner charges in equity that are not reported in net income. For fiscal year 2001, comprehensive income includes net income and losses on interest rate swaps as recognized in accordance with SFAS No. 133.

RECENTLY IMPLEMENTED ACCOUNTING PRONOUNCEMENTS: Effective August 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. This standard requires that an entity recognize derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. As of the date of adoption, the Company had no outstanding derivatives and, as a result, the adoption did not have a material impact on the Company's financial position or results of operations. See Note 2 for additional information.

     In July 2000 the Emerging Issue Task Force of the Financial Accounting Standards Board (i.e. Task Force) issued EITF Issue 00-10, "Accounting for Shipping and Handling Revenues and Costs". The provisions of EITF 00-10 were adopted in the fourth quarter of fiscal year 2001. This pronouncement provides new requirements on how to account for revenues collected from customers to reimburse the seller for shipping and handling costs. The Company is required to report amounts billed to a customer in a sale transaction related to shipping and handling, if any, as revenue in the income statement with the corresponding freight expense recorded in cost of sales. The Company previously aggregated shipping and handling costs and revenues in the revenue line on the income statement. Implementation of this pronouncement has had no impact on the Company's financial condition or results of operations. However, it has had a significant impact on individual lines within the income statement including sales and cost of sales. The adoption of EITF 00-10 has increased sales and cost of sales by $83.2 million in fiscal year 2001 and $80.3 million in fiscal years 2000 and 1999.

NEW ACCOUNTING PRONOUNCEMENTS: In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," which addresses the financial accounting and reporting for business combinations. SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. It is anticipated that SFAS No. 141 will have no effect on the financial position or results of operations of the Company.

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 addresses how intangible assets that are acquired in an acquisition should be recognized and, if necessary, amortized. It also requires that goodwill and intangible assets that have indefinite useful lives not be amortized, but rather tested at least annually for impairment using a fair-value-based test, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. The Company must adopt SFAS No. 142 in fiscal year 2003 with early adoption permitted in fiscal year 2002. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142, if any, are to be reported as a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the provisions of SFAS No. 142. The Company is in the process of determining the full impact that adoption will have on the consolidated financial statements as well as determining when to adopt. Goodwill amortization of $7.6 million and $8.1 million was recorded in fiscal years 2001 and 2000, respectively, and, under the provision of SFAS No. 142, will no longer be recorded in the Company's results of operations upon adoption of the new standard.

2. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
Effective August 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. This standard requires that an entity recognize derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value.

    In the second quarter of fiscal year 2001, the Company entered into interest rate swap agreements ("Swaps") which effectively converted $75 million of floating rate debt under the revolving Credit Facility ("Credit Facility") to fixed rate debt. The purpose for entering into the Swaps is to better match the Company's assets and liabilities and reduce its exposure to interest rate risk. The Swaps have a term that is one year or less from the date of inception. These Swaps are considered cash flow hedges and, accordingly, the fair market value of the Swaps as of July 31, 2001 are recorded as liabilities in "accrued salaries, wages, profit sharing and other" in the current liabilities section of the balance sheet. "Accumulated other comprehensive loss" in the equity section of the balance sheet reflects the after-tax charge to equity corresponding to the fair market value of the Swaps. The accumulated other comprehensive loss related to the Swaps is included in comprehensive income in the consolidated statements of stockholders' equity.

Any net gain or loss on the Swaps, which is not significant in fiscal year 2001, is reflected in interest expense in the income statement.


3. INVENTORIES:
Inventories are stated at cost which does not exceed market and include material, labor and overhead. Cost is determined on the last-in, first-out
(LIFO) basis for certain inventories, and on the first-in, first-out (FIFO) basis for other inventories.

    Inventories at July 31, were as follows:

(IN THOUSANDS)                  2001              2000
==========================================================
Raw materials               $   15,623         $  15,913
Work in process                 16,531            22,148
Finished products               68,768            70,072
----------------------------------------------------------
                             $ 100,922         $ 108,133
==========================================================

    At July 31, 2001 and 2000, the cost of inventories aggregating $55,572,000 and $56,752,000, respectively, was determined on the LIFO method.

    Inventories would have been $14,825,000 higher in fiscal year 2001 and $16,591,000 higher in fiscal year 2000, if the FIFO method had been used for all inventories.

4. FINANCING ARRANGEMENTS: SHORT-TERM DEBT: Unsecured money market lines of $75 million were available as of July 31, 2001. Total borrowings outstanding as of that date were $3.0 million, with a weighted average interest rate of 4.46%. LONG-TERM DEBT: Long-term debt consisted of the following at July 31:


(IN THOUSANDS)                                       2001       2000
================================================================================
Average 6.21% in fiscal year 2001 and 6.95%
  in fiscal year 2000 revolving credit
  agreement due 2003                             $ 75,000   $180,000
8.93% senior term notes due 2009                  123,727    122,703
8.31% senior term notes due 2006                   61,758     61,180
Average 3.80% in fiscal year 2001 and 4.00%
  in fiscal year 2000 floating rate industrial
  revenue bonds due 2007                            7,000      7,000
Average 3.70% in fiscal year 2001 and 4.00%
  in fiscal year 2000 floating rate industrial
  revenue bonds due 2010                            8,000      8,000
9.18% lease agreement due 2004                       --        1,499
5.10% promissory note due 2004                        870      1,415
6.00% promissory note due 2001                       --          333
6.00% promissory note due 2003                        900      1,350
Average 7.05% property mortgages
 due 2003 - 2013                                    7,824      8,360
Other                                                   5         27
--------------------------------------------------------------------------------
                                                 $285,084   $391,867
Less-current portion                                  997      2,454
--------------------------------------------------------------------------------
Total Long Term Debt                             $284,087   $389,413
================================================================================


    Based upon the interest rates currently available to the Company for borrowings with similar terms and maturities, the fair value of the Company's debt and other financial instruments, after adjusting for the deferred expense related to the treasury lock, are either carried at fair value or do not materially differ from fair value. The balance of the deferred expense related to the treasury lock on the Senior Notes was $14.5 million as of July 31, 2001 and $16.1 million as of July 31, 2000.

    The industrial revenue bonds due 2007 and 2010 may be tendered at the option of the holders on dates specified in the agreements. The Company maintains arrangements with agents to remarket any bonds tendered before the final maturity dates. The bonds are also supported by letters of credit.

    Principal payments due on long-term debt, exclusive of the treasury lock of $14.5 million, are as follows: $997,000 in 2002, $76,013,000 in 2003, $1,711,000 in 2004, $665,000 in 2005, $65,678,000 in 2006 and $154,536,000 in 2007 and
beyond.

     In fiscal year 1999, the Company offered $200.0 million of Senior Notes to institutional investors in a private placement. The transaction closed and was funded on January 15, 1999. The proceeds of the note were used to pay down borrowings under the revolving credit agreement ("Credit Facility"). The Company settled a treasury rate lock agreement related to the issuance of the $200.0 million Senior Notes for $18.3 million plus related fees which are being amortized using the effective interest method over the terms of the seven and ten year Senior Notes. The impact of the amortization has been included in the interest rates above. The Company has several debt covenants related to the Senior Notes. Under the most restrictive of the covenants, the Company must maintain a debt to capitalization ratio not greater than 65% and must maintain minimum net worth levels.

    As of July 31, 2001, the Company has a $400.0 million revolving Credit Facility. The borrowings under the Credit Facility were $75.0 million and $180.0 million as of July 31, 2001 and 2000, respectively. The borrowings under the Credit Facility are classified as long-term debt since the Company has the intent and ability to carry that debt long-term. The Company has several debt covenants related to the Credit Facility. Under the most restrictive of the covenants, the Company must maintain a minimum interest coverage of at least 2.5 to 1, and a funded debt to EBITDA ratio not greater than 3 to 1.

    As of September 28, 2001, subsequent to the Company's year-end, the revolving Credit Facility has been reduced to $250.0 million.

    The Credit Facility and Senior Notes maintain cross default provisions in which a violation of debt covenants in either debt instrument automatically triggers a default in the other. The Company was in compliance with all debt covenants at July 31, 2001 and 2000.

    The maximum amount as authorized by the Board of Directors for total borrowings is $600.0 million. The Company has no compensating balance requirements.

5. STOCK OPTIONS:
The Company has two stock option plans, the 1997 Stock Incentive Plan (the "1997 Plan") and the 1989 Stock Option Plan (the "1989 Plan"), and an employee stock purchase plan adopted in 1974 (the "1974 Plan"). The 1989 Plan expired on September 12, 1999.

    Under the terms of the 1997 Plan, which expires September 4, 2006, options may be granted to employees, as well as to non-employee Directors. Two types of options to purchase common stock may be granted to officers and other employees:
Incentive Options and Non-Qualified Options. In the case of Incentive Options, the option price may not be less than 100% of the market value of the stock at the date of grant. For Non-Qualified Options, the grant price may not be less than 85% of the market value. To date no options have been granted at less than 100% of market value. The option price may be paid in cash or by exchanging previously acquired Company common stock with a market value equal to the purchase price. Options generally become exercisable as to 33% of the shares one year after grant, 33% of the shares two years after grant and the remaining 34% of the shares three years after grant. Options expire 10 years after grant. The exercisability of options may be further restricted by one or more of the following performance measures: Common Stock value, earnings per share, return to shareholders (including dividends), return on assets, return on equity, earnings of the Company, revenues, market share, cash flow, cost reduction goals, or any combination of the above.

    The 1997 plan additionally provides for options for non-employee Directors. Immediately following the Company's annual meeting, each non-employee Director is to be granted an option to purchase 2,000 shares at a purchase price per share equal to the fair market value of a share of common stock on the date of such grant. The non-employee director options vest at 25% every three months, such that they will be fully vested within one year, or by the next annual meeting, whichever occurs first.

    The Company accounts for employee stock options under Accounting Principles Board Opinion No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans.

Pro forma net income and earnings per share calculated in conformance with the provisions of SFAS No. 123, which includes stock option expense, would be reduced as follows:

(IN THOUSANDS, EXCEPT EPS)                 2001         2000            1999
================================================================================
Net income:
  As reported                             $53,196      $22,617         $76,069
  Pro forma                                48,369       19,951          71,857
--------------------------------------------------------------------------------
Earnings per share (Basic):
  As reported                                1.31          .55            1.80
  Pro forma                                  1.20          .49            1.71
Earnings per share (Diluted):
  As reported                                1.30          .55            1.80
  Pro forma                                  1.19          .49            1.70
================================================================================

    Because the SFAS No. 123 method of accounting has not been applied to options granted prior to August 1, 1995, the resulting pro forma compensation cost may not be representative of expected compensation cost in future years.

    The following table summarizes the activity under the stock option plans for the last two years:

                                         NUMBER OF           WEIGHTED AVERAGE
                                         OPTIONS              EXERCISE PRICE
================================================================================
Outstanding at July 31, 1999             2,138,863              $   24.41
--------------------------------------------------------------------------------
Granted                                  1,183,204                  15.98
Forfeited                                 (328,723)                 24.15
Exercised                                  (41,400)                 14.59
================================================================================
Outstanding at July 31, 2000             2,951,944              $   21.13
--------------------------------------------------------------------------------
Granted                                    771,500                  14.02
Forfeited                                 (311,525)                 24.15
Exercised                                 (241,613)                 12.93
--------------------------------------------------------------------------------
Outstanding at July 31, 2001             3,170,306              $   19.72
================================================================================


                                          JULY 31                  JULY 31
                                            2001                    2000
--------------------------------------------------------------------------------
Options available for future grants      1,343,857               1,803,832
Options exercisable                      1,729,552               1,358,406
================================================================================

    In fiscal year 1997, 567,000 options were granted with performance measure vesting provisions as outlined in the 1997 Plan. The performance measures for the options are based on revenues, pretax income, return on equity, and return on assets. Based on performance, 37.5% of the options vested on September 4, 1999 and the remaining options will vest March 4, 2006. These options were granted with shareholder approval on February 28, 1997, with a grant date of September 4, 1996. The difference between market price on February 28, 1997 and the grant date is being reflected as expense in the Company's operations statement over the vesting period. This expense of $133,000 in 2001 and $417,000 in fiscal year 2000 and fiscal year 1999 is included in the results of operations.

    The Employee Stock Purchase Plan, adopted in 1974, expires on December 31, 2004. A total of 6,600,000 shares of common stock have been reserved for purchase by employees through semi-annual offerings. The option price is the lower of 85% of the market price of the shares on the commencement date or the termination date of each offering period. Employees participate in the plan through payroll deductions and the plan qualifies for certain tax advantages under section 423 of the Internal Revenue Code of 1986, as amended. Options were exercised to purchase 643,066 shares at $11.45 in fiscal year 2001, 869,136 shares at $11.18 in fiscal year 2000 and 552,552 shares at $20.69 in fiscal year 1999. There were 2,031,862 shares available at July 31, 2001 and 674,928 shares available at July 31, 2000 for future issuance under this plan.

    For SFAS No. 123 disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: risk-free interest rates of 4.8% to 6.0% depending on the expected life of the option; expected dividend yield of 3.6% to 5.3%; expected lives of 4.8 years for options granted through the stock option plan and 0.5 years for options granted through the Employee Stock Purchase Plan; and expected volatility of 39.7% to 43.0% for options granted through the stock option plan, and 40.2% to 50.3% for options granted through the employee stock purchase plan.

    The Company maintains a grantor trust, a "Rabbi Trust", for the benefit of certain employees in which previously earned and accrued deferred bonus amounts are held on behalf of the employee. There were 182,977 and 155,962 shares held by the Rabbi Trust at July 31, 2001 and 2000, respectively. The value of these shares is included as treasury stock within the equity section of the financial statements, however, the shares are considered outstanding and incorporated into the computation of both basic and diluted earnings per share. The weighted-average number of these shares included in the earnings per share calculation is 172,052 at July 31, 2001 and 211,000 at July 31, 2000. The deferred compensation liability is included in the equity section of the balance sheet for both fiscal years 2001 and 2000. Dividends accrued on these "Rabbi Trust" shares are recognized as compensation expense in the income statement. These shares will be remitted to the executives upon retirement or termination, or their beneficiaries upon death.

6. LEASE COMMITMENTS:
Total rent expense for manufacturing facilities, sales offices and equipment amounted to $19,410,000 in 2001, $17,799,000 in 2000 and $15,175,000 in 1999.
The minimum future rental commitments under non-cancelable lease arrangements are $12,871,000 in 2002; $9,686,000 in 2003; $7,705,000 in 2004; $5,313,000 in
2005; $3,727,000 in 2006 and $8,153,000 in 2007 and beyond.

7.  RESTRUCTURING:
In February 2000, the Company announced a plan to restructure its operations, which resulted in non-recurring pre-tax expense totaling $41.6 million for fiscal year 2000. In fiscal year 2001, additional restructuring costs of $0.5 million were incurred primarily related to ongoing cash charges related to plant closing activities and restructuring administrative costs that could previously not be accrued in accordance with EITF 94-3. The restructuring costs are presented separately as a component of income from operations in the Consolidated Statements of Income. The Company does not anticipate any future charges related to this restructuring initiative.

    The restructuring was undertaken in fiscal year 2000 as the Company was experiencing continued softness in the high-quality color marketing and promotional printing market as well as issues relating to the integration of the Graphic Industries acquisition. Management reviewed its operations and developed action plans relating to both segments that dealt with under-performing facilities, underutilized assets, rationalization of certain product lines and a reduction in management positions at the corporate office. The Company's plan was approved, committed to, and for the most part, executed in the third quarter of fiscal year 2000 with only minor charges incurred subsequent to that time.

The following table summarizes the activity in the restructuring reserve during fiscal years 2000 and 2001:


      (Amounts in Thousands)
-------------------------------------------------------------------------------------------------------------------------------
                                        Employee Termination        Asset Write downs         Other Cash         Total
                                        Benefits                    (non-cash)                Charges            Restructuring
-------------------------------------------------------------------------------------------------------------------------------
Restructuring provision                       $  6,350                  $ 30,896                $  1,650          $  38,896
-------------------------------------------------------------------------------------------------------------------------------
Additional restructuring charges                   291                       639                   1,725              2,655
Cash payments                                   (4,562)                     --                    (2,245)            (6,807)
Non-cash items                                    --                     (31,535)                   --              (31,535)
-------------------------------------------------------------------------------------------------------------------------------
Reserve balance July 31, 2000                 $  2,079                  $   --                  $  1,130          $   3,209
-------------------------------------------------------------------------------------------------------------------------------
Additional restr. charges/(credits)               (220)                       87                     646                513
Cash payments                                   (1,859)                     --                    (1,776)            (3,635)
Non-cash items                                    --                         (87)                   --                  (87)
-------------------------------------------------------------------------------------------------------------------------------
Reserve balance July 31, 2001                 $   --                    $   --                  $   --            $     --
-------------------------------------------------------------------------------------------------------------------------------


    The plan resulted in four plant closings, and resizing and consolidation of other facilities. Exit costs are primarily comprised of tangible and intangible asset write-downs related to assets to be disposed of and severance and severance-related costs. Under the plan, during fiscal year 2000, the Company terminated 446 employees, 388 of which were from plant locations and 58 from the corporate headquarters.

    Due to the changes described above, management performed a review of its existing property and equipment to determine impairment as described in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Based on its evaluation, management determined that significant impairment of goodwill and long-lived assets associated with plants that were closed had occurred and related to both segments. Certain assets that had no long-term strategic value were considered held for disposal and either written off or written down to estimated fair market value if the asset was to be sold. The amount of non-cash write-offs related to impaired assets was $20.5 million. The amount of associated goodwill written off was $11.1 million.

8. INCOME TAXES:
The significant deferred tax assets and liabilities at July 31 were as follows:

(IN THOUSANDS)                                  2001           2000
================================================================================
Deferred tax liabilities:
  Accelerated depreciation                     $53,744        $55,908
  Software development                          20,664         22,101
  Other                                          7,431          9,181
Total Deferred Tax Liabilities                  81,839         87,190
--------------------------------------------------------------------------------
Deferred tax assets:
  Deferred compensation, postretirement
    and employee benefits                       21,682         19,444
  Accrued liabilities                            9,092          4,035
  Restructuring reserves                           256          4,597
  Inventory capitalization and reserves          4,515          3,077
  Bad debt reserve                               2,991          2,351
  Other                                            911            794
--------------------------------------------------------------------------------
Total Deferred Tax Assets                       39,447         34,298
--------------------------------------------------------------------------------
Net Deferred Tax Liabilities                   $42,392        $52,892
================================================================================


The provision for income taxes is comprised of the following:


                                          2001      2000      1999
================================================================================
Statutory federal income tax rate         35.0%     35.0%     35.0%
State and local income taxes               2.6       3.5       4.2
Goodwill amortization                      2.9       5.9       2.2
Goodwill written off in restructuring       --       6.8        --
Tax credits and other                      0.2       3.3      (1.4)
--------------------------------------------------------------------------------
Effective tax rate                        40.7%     54.5%     40.0%
================================================================================

9. POSTRETIREMENT BENEFITS:
All employees at least 55 years old with 20 or more years of service as of December 31, 1993 and certain grandfathered employees who retired as of December 31, 1998 were entitled to postretirement health care coverage. These benefits are subject to the same deductibles and co-payment provisions which apply to active employees. All other employees who retire after December 31, 1998 pay 100% of their retirement medical coverage. The Company may amend or change the plan periodically.

The net accrual basis expense for postretirement benefits as of July 31 was as follows:


(IN THOUSANDS)                                   2001          2000       1999
===============================================================================
Components of net periodic
  postretirement benefit costs:
-------------------------------------------------------------------------------
Service cost                                    $ --        $   --       $    6
Interest cost                                       591          500        266
Loss due to change in actuarial assumptions       2,727        5,322        985
-------------------------------------------------------------------------------
Net periodic postretirement benefit cost        $ 3,318     $  5,822     $1,257
===============================================================================

    In fiscal year 2001, the Company adopted the 1983 group annuity mortality table for calculating the net periodic postretirement benefit cost. Because the 1983 group annuity mortality table uses more conservative mortality assumptions than the previously used 1984 unisex pension mortality table, the actuarial loss for fiscal year 2001 is higher than it would have been historically.

    The increase in the actuarial loss in fiscal year 2000 is primarily related to the impact of employees between the ages of 50 and 54 who had 20 years of service as of December 31, 1993 and who elected to retire as of December 31, 1998. The number of employees that elected to retire was greater than the estimate used to calculate the accumulated postretirement benefit. Additionally, actual claims cost information was used for the fiscal year 2000 valuation which was higher than the estimated claims cost information used in fiscal year 1999. Fiscal year 2000 experienced the first full year impact of actual claims costs incurred by the group of employees that elected to retire on December 31, 1998. As a result, of the $5.8 million in net periodic pension cost recognized in fiscal year 2000, the Company recognized $3.0 million as a one-time charge within selling and administrative costs.

    The liability at July 31 (included in "Deferred Compensation and Retirement Benefits" on the accompanying consolidated balance sheet) for postretirement benefits is as follows:


(IN THOUSANDS)                                       2001        2000
------------------------------------------------------------------------------
Change in benefit obligation:
------------------------------------------------------------------------------
Projected benefit obligation, beginning of year   $  8,173    $  3,561
Service cost                                          --          --
Interest cost                                          591         500
Actuarial loss                                       2,727       5,322
Benefits paid                                       (1,111)     (1,210)
------------------------------------------------------------------------------
Projected benefit obligation, end of year         $ 10,380    $  8,173
------------------------------------------------------------------------------
Change in plan assets:
------------------------------------------------------------------------------
Plan assets at fair value, beginning of year      $   --      $   --
Employer contribution                                1,111       1,210
Benefits paid                                       (1,111)     (1,210)
------------------------------------------------------------------------------
Plan assets at fair value, end of year            $   --      $   --
------------------------------------------------------------------------------

Funded status of plan:
------------------------------------------------------------------------------
Unfunded status                                   $ 10,380    $  8,173
------------------------------------------------------------------------------
Net amount recognized on balance sheet            $ 10,380    $  8,173
------------------------------------------------------------------------------


    For financial reporting purposes, the actuarial computations assumed a discount rate of 7.50% in 2001, 7.75% in 2000 and 7.50% in 1999. The assumed health care cost trend rate used in measuring the benefit obligations for pre-age 65 employees is 5.5% in 2001 and thereafter. For post-age 65 employees the health care cost trend rate is 5.0% in 2001 and thereafter. A one percentage point increase in the assumed health care cost trend would increase the aggregate of the service cost and interest cost components of the annual postretirement expense by $44,000 and the postretirement benefit obligation as of July 31, 2001 by $871,000. A one percentage point decrease in the assumed health care cost trend would decrease the aggregate of the service cost and interest cost components of the annual postretirement expense by $39,000 and the postretirement benefit obligation as of July 31, 2001 by $755,000.


10. PROFIT SHARING AND RETIREMENT PLAN:
The Company has a contributory profit sharing and retirement plan ("PSRP") covering most employees, excluding the employees that were part of the Graphic and subsequent commercial print acquisitions. The plan provides for Company contributions based on an amount determined by the Board of Directors. In recent years the Company contribution has been based on 19% of earnings excluding Graphics' results before profit sharing contributions. Those employees not covered by the PSRP are covered under separate profit sharing and retirement plan agreements. Substantially all of the employees not covered by the PSRP are covered under a plan that provides for Company contributions based on 50% of the first 4% of the covered employees contribution.

    Company contributions to all plans charged to operations were $15,479,000 in fiscal year 2001, $8,554,000 in fiscal year 2000 and $17,118,000 in fiscal year 1999.

11. INVESTMENTS IN DEBT AND EQUITY SECURITIES:
SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires securities that are available-for-sale to be carried at fair value, with changes in net unrealized gains and losses recorded as a separate component of shareholders' equity. This statement has had no impact on shareholders' equity at July 31, 2001 or July 31, 2000.

    Proceeds on the sale of securities were $0 for fiscal year 2001, $3.2 million for fiscal year 2000 and $0 for fiscal year 1999. The $3.2 million was recorded in other income on the income statement and represents the proceeds received from the sale of stock that the Company received in John Hancock's conversion from a policyholder owned company to a stockholder based company. The Company received shares in relation to the amount of corporate owned life insurance policies held with John Hancock.

12. EARNINGS PER SHARE:
Below is the computation of basic and diluted earnings per share for the fiscal years ended July 31, 2001, 2000, and 1999.

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                 2001        2000        1999
========================================================================================================
COMPUTATION OF BASIC EARNINGS PER SHARE
Net income                                                              $53,196      $22,617    $76,069

Weighted-average number of shares outstanding                            40,527       40,940     42,118
Weighted-average number of shares held in grantor trust (Note 5)            172          211         50
----------------------------------------------------------------------------------------------------------
Shares applicable to basic earnings                                      40,699       41,151     42,168
Basic earnings per share                                                   1.31          .55       1.80
----------------------------------------------------------------------------------------------------------
COMPUTATION OF DILUTED EARNINGS PER SHARE
Net income                                                              $53,196      $22,617    $76,069
Shares applicable to basic earnings                                      40,699       41,151     42,168
Add net shares from assumed exercise of options                             252          187        207
----------------------------------------------------------------------------------------------------------
Shares applicable to diluted earnings                                    40,951       41,338     42,375
Diluted earnings per share                                                 1.30          .55       1.80
==========================================================================================================

13. SEGMENT REPORTING:
The Company operates in two business segments. Each segment offers distinctive products and services and are managed separately because of their unique production, distribution, and marketing requirements. The Company's two reportable segments are Forms and Labels, and Integrated Graphics.

    The principal products and services supplied by the Forms and Labels Segment include the design, manufacture and sales of paper based forms, the manufacture of both electronic data processing (EDP) labels and prime labels, and the manufacture and distribution of a standard line of office products. The principal products and services supplied by the Integrated Graphics Segment include the design and manufacture of high-color, high quality marketing and promotional materials, and the manufacture of direct response printing materials.

    The Company's accounting policies for the segments are the same as those described in the "Summary of Significant Accounting Policies". Management evaluates segment performance based on segment profit or loss before interest and income taxes. Net interest expense and income taxes are not allocated to segments. Transfers between segments, which are not significant, are accounted for at standard cost. The Company has no significant non-cash items other than depreciation and amortization.

    Summarized segment data and a reconciliation to the consolidated totals for fiscal years 2001, 2000 and 1999 are as follows:


FISCAL YEAR 2001                EXTERNAL      DEPRECIATION    INCOME BEFORE      SEGMENT                           CAPITAL
                                   SALES    & AMORTIZATION    INCOME TAXES     ASSETS(A)    RESTRUCTURING     EXPENDITURES
(AMOUNTS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------------
Forms and Labels Segment      $  835,320       $ 37,681        $   85,377      $  424,814       $   42            $ 18,293
Integrated Graphics Segment      857,472         41,167            33,116         627,377          340              23,017
-----------------------------------------------------------------------------------------------------------------------------
Segment total                  1,692,792         78,848           118,493       1,052,191          382              41,310
-----------------------------------------------------------------------------------------------------------------------------
Corporate                           --             --                --           114,474          131                  --
Restructuring                       --             --                (513)             --           --                  --
Net interest expense                --             --             (28,273)             --           --                  --
Other income                        --             --                --                --           --                  --
-----------------------------------------------------------------------------------------------------------------------------
Consolidated                  $1,692,792       $ 78,848        $   89,707      $1,166,665       $  513            $ 41,310
=============================================================================================================================



FISCAL YEAR 2000                EXTERNAL      DEPRECIATION    INCOME BEFORE      SEGMENT                           CAPITAL
                                   SALES    & AMORTIZATION    INCOME TAXES     ASSETS(A)    RESTRUCTURING     EXPENDITURES
(AMOUNTS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------------
Forms and Labels Segment      $  819,759       $   35,928     $   78,965       $  461,986     $    5,251        $   14,689
Integrated Graphics Segment      825,824           41,645         40,294          638,336         23,010            39,256
-----------------------------------------------------------------------------------------------------------------------------
Segment total                  1,645,583           77,573        119,259        1,100,322         28,261            53,945
-----------------------------------------------------------------------------------------------------------------------------
Corporate                           --               --             --            148,987         13,290                --
Restructuring                       --               --          (41,551)            --             --                  --
Net interest expense                --               --          (31,190)            --             --                  --
Other income                        --               --            3,190             --             --                  --
-----------------------------------------------------------------------------------------------------------------------------
Consolidated                  $1,645,583       $   77,573     $   49,708       $1,249,309     $   41,551        $   53,945
=============================================================================================================================


FISCAL YEAR 1999                EXTERNAL      DEPRECIATION    INCOME BEFORE      SEGMENT           CAPITAL
                                   SALES    & AMORTIZATION    INCOME TAXES     ASSETS(A)      EXPENDITURES
(AMOUNTS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------
Forms and Labels Segment      $  809,722       $   32,712     $  108,648      $  471,884       $   33,755
Integrated Graphics Segment      801,081           42,719         47,300         721,510           16,556
-----------------------------------------------------------------------------------------------------------
Segment total                  1,610,803           75,431        155,948       1,193,394           50,311
-----------------------------------------------------------------------------------------------------------
Corporate                           --               --             --           104,265               --
Net interest expense                --               --          (29,167)             --               --
-----------------------------------------------------------------------------------------------------------
Consolidated                  $1,610,803       $   75,431     $  126,781      $1,297,659       $   50,311
===========================================================================================================


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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS To the Stockholders of Wallace Computer Services, Inc.

We have audited the accompanying consolidated balance sheets of Wallace Computer Services, Inc., (a Delaware corporation) and Subsidiaries as of July 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wallace Computer Services, Inc. and Subsidiaries as of July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 31, 2001 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP
Chicago, Illinois
September 11, 2001

QUARTERLY RESULTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
=================================================================================================================
                                              1ST QUARTER        2ND QUARTER       3RD QUARTER       4TH QUARTER
=================================================================================================================
2001
-----------------------------------------------------------------------------------------------------------------
Net sales                                     $ 429,280          $ 441,688         $ 416,198          $ 405,626
Cost of goods sold (excluding depreciation)     310,344            321,104           303,144            301,997
Restructuring costs                                 392                302                30               (211)
Operating income                                 35,523             35,889            30,423             16,145
Income before income taxes                       27,800             28,539            23,463              9,905
Net income                                       16,485             16,923            13,914              5,874
Net income per share:
    Basic                                     $     .41          $     .42         $     .34          $     .14
    Diluted                                   $     .41          $     .41         $     .34          $     .14
-----------------------------------------------------------------------------------------------------------------
2000
-----------------------------------------------------------------------------------------------------------------
Net sales                                     $ 407,295          $ 403,955         $ 408,857          $ 425,476
Cost of goods sold (excluding depreciation)     284,889            291,622           296,323            308,569
Restructuring costs                                --                 --              38,896              2,655
Operating income  (loss)                         37,502             24,887           (16,804)            32,123
Income (loss) before income taxes                30,965             17,113           (22,432)            24,062
Net income (loss)                                18,579             10,268           (16,665)            10,435
Net income (loss) per share:
    Basic                                     $     .44          $     .25         $    (.41)         $     .27
    Diluted                                   $     .44          $     .25         $    (.41)         $     .27
=================================================================================================================


                Wallace Computer Services, Inc. and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
                           For the years ended July 31


(Amounts in Thousands)
Total Reserve for Bad Debts                       2001        2000        1999
                                                -------     -------    --------
Balance at Beginning of Year                    $ 5,906     $ 5,582    $ 5,195

Provision for Doubtful Accounts                   5,693       3,654      2,341

Accounts Written Off Against Allowance           (4,123)     (3,867)    (2,709)

Recoveries Credited to Allowance                    420         537        755
                                                -------     -------    --------
Balance at End of Year                          $ 7,896     $ 5,906    $ 5,582
                                                =======     =======    ========

                                  Exhibit Index

Exhibit
Number        Description
----------    -----------


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

    4.1B First Supplemental Indenture between Wallace Computer Services, Inc. and Bank of New York as Indenture Trustee, dated January 15, 1999 (previously filed as part of Exhibit 4.1B to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999, and incorporated herein by reference to such Report).

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

    10.12A Form of Indemnification Agreement with Officer between the Company and each of the following: Michael A. Anderson, Thomas G. Brooker, Michael O. Duffield, Douglas W. Fitzgerald, Gary K. Haman, Robert
              J. Kelderhouse, and Wayne E. Richter (previously filed as part of
              Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

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

    10.13A Separation Agreement and General Release effective as of January 18, 2000 between the Company and Robert J. Cronin (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated March 16, 2000, and incorporated herein by reference to such Report).

    10.13B Consulting Agreement effective as of January 18, 2000 between the Company and Robert J. Cronin (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q dated March 16, 2000, and incorporated herein by reference to such Report).

    10.13C Separation Agreement and General Release effective as of June 30, 2001 between the Company and Craig Grant, filed herewith.

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