Form 10-Q
period 2001-10-31
WALLACE COMPUTER SERVICES INC
filed 2001-12-14
CIK 104348

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


        October 31, 2001                                    1-6528
---------------------------------             ----------------------------------
 For the quarterly period ended                      Commission file number


                         WALLACE COMPUTER SERVICES, INC.
        -----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                     36-2515832
---------------------------------         --------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


         2275 Cabot Drive   Lisle, Illinois                    60532
    --------------------------------------------          --------------
      (Address of Principal Executive Offices)              (ZIP CODE)


         (630) 588-5000                                40,979,862
-----------------------------------       --------------------------------------
(Registrant's Telephone Number,            (Number of Common Shares Outstanding
      Including Area Code)                          as of November 30, 2001)


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

                                                                          Page 2
                         Wallace Computer Services, Inc.
                                    FORM 10-Q
                   For Quarterly Period Ended October 31, 2001

                          Part I Financial Information

Item 1.  Financial Statements

         The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the three months ended October 31, 2001, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                Wallace Computer Services, Inc. and Subsidiaries
                    Consolidated Income Statement (Unaudited)


                                                           For the Three Months Ended
                                                                  October 31
                                               ----------------------------------------------------
                                                                    %                           %
(In thousands, except per share amounts)          2001            Sales       2000            Sales
----------------------------------------       ------------------------    ------------------------
Net Sales                                      $ 409,159          100.0    $ 429,280          100.0

Cost and Expenses
     Cost of goods sold (Note 1)                 303,358           74.1      310,344           72.3
     Selling and administrative expenses          60,470           14.8       63,650           14.8
     Provision for depreciation and
          amortization (Note 5)                   17,775            4.3       19,371            4.5
     Restructuring charges (Notes 6 and 7)         2,560            0.6          392            0.1
                                               ---------      ---------    ---------      ---------
          Total costs and expenses               384,163           93.9      393,757           91.7
                                               ---------      ---------    ---------      ---------
     Operating Income                             24,996            6.1       35,523            8.3
                                               ---------      ---------    ---------      ---------
     Interest income                                (331)          (0.1)        (343)          (0.1)
     Interest expense                              6,189            1.5        8,066            1.9
                                               ---------      ---------    ---------      ---------
     Income before Income Taxes                   19,138            4.7       27,800            6.5
     Provision for Income Taxes (Note 8)           7,311            1.8       11,315            2.6
                                               ---------      ---------    ---------      ---------
      Net Income                                  11,827            2.9       16,485            3.8
                                               =========      =========    =========      =========
Basic Earnings per Share                       $    0.29                   $    0.41
                                               =========                   =========
Diluted Earnings per Share                     $    0.29                   $    0.41
                                               =========                   =========
Average Common Shares Outstanding                 41,109                      40,479
                                               =========                   =========
Diluted Common Shares Outstanding                 41,408                      40,541
                                               =========                   =========
Dividends Declared Per Share                   $   0.165                   $   0.165
                                               =========                   =========


The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries
                           Consolidated Balance Sheet

(Dollars in thousands)                                      October 31, 2001  July 31, 2001
----------------------                                         (Unaudited)      (Audited)
                                                            ----------------  -------------
Assets
------
Current Assets:
     Cash and cash equivalents                                $         0      $         0
     Accounts receivable                                          291,691          291,222
     Less-allowance for doubtful accounts                           9,111            7,896
                                                              -----------      -----------
         Net receivables                                          282,580          283,326
     Inventories (Note 1)                                         107,233          100,922
     Current and deferred income taxes                             22,121           27,498
     Advances and prepaid expenses                                  4,386            5,536
                                                              -----------      -----------
         Total current assets                                     416,320          417,282
                                                              -----------      -----------
Property, plant and equipment, at cost                            899,004          893,273
Less-reserves for depreciation and amortization                   516,830          502,107
                                                              -----------      -----------
     Net property, plant and equipment                            382,174          391,166
                                                              -----------      -----------
Goodwill, net of amortization (Note 5)                            284,664          284,664
Cash surrender value of life insurance                             15,493           15,201
System development costs, net of amortization                      54,119           55,516
Other assets                                                        2,665            2,836
                                                              -----------      -----------
     Total assets                                             $ 1,155,435      $ 1,166,665
                                                              ===========      ===========
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
       Current maturities of long-term debt                   $    55,867      $       997
       Short-term notes payable                                     2,000            3,003
       Accounts payable                                           105,499           97,384
       Accrued salaries, wages, profit sharing and other           88,108           90,461
                                                              -----------      -----------
           Total current liabilities                              251,474          191,845
                                                              -----------      -----------
Long-term debt                                                    209,510          284,087
Deferred income taxes                                              60,352           60,385
Deferred compensation and retirement benefits                      40,540           39,128
Other long-term liabilities                                        10,603           10,603
Stockholders' equity
     Common stock (Note 2)- issued shares of
         45,764,054 at October 31, 2001 and July 31, 2001          45,764           45,764
     Additional capital                                            39,840           39,770
     Deferred compensation                                          3,224            3,301
     Retained earnings                                            575,189          570,507
     Treasury stock  (at cost)- 4,976,865 shares at
         October 31, 2001 and 4,785,511 shares at
         July 31, 2001                                            (80,957)         (78,403)
     Accumulated other comprehensive loss (Note 4)                   (104)            (322)
                                                              -----------      -----------
     Total stockholders' equity                                   582,956          580,617
                                                              -----------      -----------
Total liabilities and stockholders' equity                    $ 1,155,435      $ 1,166,665
                                                              ===========      ===========


The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries
                Consolidated Statement of Cash Flows (Unaudited)


                                                              For the Three Months Ended
(Dollars in thousands)                                               October 31
----------------------                                        --------------------------
                                                                2001             2000
                                                              --------         --------
Cash Flows from Operating Activities:
     Net income from operations                               $ 11,827         $ 16,485
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                          17,775           19,371
         Restructuring charges                                       0               81
         Deferred taxes                                            (33)            (371)
         (Gain) loss on disposal of property                        69               (3)
     Changes in assets and liabilities
         Accounts receivable                                       746           (8,164)
         Inventories                                            (6,311)         (26,251)
         Advances and prepaid expenses                           1,150            1,048
         Prepaid taxes                                           5,228           11,715
         Other assets                                           (1,428)           7,465
         Accounts payable and other liabilities                  6,166           35,431
         Deferred compensation and retirement benefits           1,413            2,176
                                                              --------         --------
     Net cash provided by operating activities                  36,602           58,983
                                                              --------         --------
Cash Flows from Investing Activities:
     Capital expenditures                                       (6,182)         (10,903)
     Proceeds from disposal of property                             33              779
                                                              --------         --------
     Net cash used in investing activities                      (6,149)         (10,124)
                                                              --------         --------
Cash Flows from Financing Activities:
     Treasury stock transactions                                (4,481)          (4,137)
     Cash dividends paid                                        (6,805)          (6,686)
     Proceeds from issuance of common stock                      1,544              115
     Net retirements of short-term debt                         (1,134)            (381)
     Retirement of long-term debt                              (29,577)         (40,789)
     Proceeds from issuance of long-term debt                   10,000                0
                                                              --------         --------
     Net cash used in financing activities                     (30,453)         (51,878)
                                                              --------         --------
Net changes in cash and cash equivalents                             0           (3,019)
Cash and cash equivalents at beginning of year                       0            4,505
                                                              --------         --------
Cash and cash equivalents at October 31                       $      0         $  1,486
                                                              ========         ========
Supplemental Disclosure:
     Interest paid (net of interest capitalized)              $  8,443         $ 11,426
     Income taxes paid (net of refunds received)                 2,332              914


The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                October 31, 2001
                                   (Unaudited)

Note 1 - Inventories

         Inventories at October 31, 2001, and July 31, 2001, were as follows:

              (Dollars in thousands)    October 31, 2001        July 31, 2001
              ----------------------    ----------------        -------------
              Raw materials                     $ 14,690             $ 15,623
              Work in process                     27,246               16,531
              Finished products                   65,297               68,768
                                        ----------------        -------------
                                                $107,233             $100,922
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


Note 2 - Stock Options

         As of October 31, 2001, options to purchase 3,819,180 shares of common stock were outstanding and 2,414,127 shares of common stock were available for future grants under the Company's Stock Incentive and Employee Stock Purchase Plans.

         The Company has authorized 100,000,000 shares of common stock and issued 45,764,054 as of October 31, 2001. Of these shares, 4,976,865 were held in treasury as of October 31, 2001. The number of shares held in treasury at July 31, 2001 was 4,785,511.


Note 3 - Segment Reporting

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

                Wallace Computer Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                October 31, 2001
                                   (Unaudited)

Note 3 - Segment Reporting (continued)

         The Company's accounting policies for the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company's 2001 Annual Report. Management evaluates segment performance based on segment profit or loss before interest and income taxes. Net interest expense and income taxes are not allocated to segments. Transfers between segments, which are not significant, are accounted for at standard cost.

         Summarized segment data and a reconciliation to the consolidated totals for the quarters ended October 31, 2001 and 2000 are as follows:

Quarter Ended October 31, 2001               External     Restructuring             Income before
(Amounts in Thousands)                          Sales            Charge              Income Taxes
-------------------------------------------------------------------------------------------------
Forms and Labels Segment                     $204,172            $    0                   $19,827
Integrated Graphics Segment                   204,987               683                     7,729
-------------------------------------------------------------------------------------------------
Segment Total                                 409,159               683                    27,556
-------------------------------------------------------------------------------------------------
Corporate / (Net Interest Expense)                  0                 0                    (5,858)
Restructuring Charge - Corporate                    0             1,877                    (2,560)
-------------------------------------------------------------------------------------------------
Consolidated                                 $409,159            $2,560                   $19,138
=================================================================================================

Quarter Ended October 31, 2000               External     Restructuring             Income before
(Amounts in Thousands)                          Sales           Charge               Income Taxes
-------------------------------------------------------------------------------------------------
Forms and Labels Segment                     $216,445            $    0                   $23,736
Integrated Graphics Segment                   212,835                92                    12,179
-------------------------------------------------------------------------------------------------
Segment Total                                 429,280                92                    35,915
-------------------------------------------------------------------------------------------------
Corporate / (Net Interest Expense)                  0                 0                    (7,723)
Restructuring Charge - Corporate                    0               300                      (392)
-------------------------------------------------------------------------------------------------
Consolidated                                 $429,280            $  392                   $27,800
=================================================================================================


   There are no material changes in Segment Assets from Fiscal Year-End 2001.

                Wallace Computer Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                October 31, 2001
                                   (Unaudited)


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

         In the second quarter of fiscal year 2001, the Company entered into two interest rate swap agreements ("Swaps") which effectively converted $75 million of floating rate debt under the revolving Credit Facility ("Credit Facility") to fixed rate debt. The purpose for entering into the Swaps is to better match the Company's assets and liabilities and reduce its exposure to interest rate risk. The Swaps have a term that is one year or less from the date of inception. These swaps are considered cash flow hedges and, accordingly, the fair market value of the Swaps as of October 31, 2001 are recorded as liabilities in "accrued salaries, wages, profit sharing and other" in the current liabilities section of the balance sheet. "Accumulated other comprehensive loss" in the equity section of the balance sheet reflects the after-tax charge to equity corresponding to the fair market value of the Swaps. The accumulated other comprehensive loss related to the Swaps is included in comprehensive income. Any net gain or loss on the Swaps, which is not significant in fiscal year 2002, is reflected in interest expense in the income statement. As of October 31, 2001, the Company has $50 million of Swaps outstanding with an expiration date of November 30, 2001.

Note 5 - Recently Issued Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company is required to adopt the provisions of SFAS No. 142 on August 1, 2002, but has the option of adopting early, as of August 1, 2001. Under SFAS No. 142, goodwill is no longer amortized, and the rules for measuring goodwill impairment use a fair-value-based test. Under the new rules, a fair value of each of the Company's reporting units with assigned goodwill must be calculated using either market comparables or a discounted cash flow approach, or a combination thereof. Once the fair value of the reporting unit has been determined, the fair value of net assets, including intangibles, of that reporting unit must be compared to the total market value derived in the first step to determine impairment. The Financial Accounting Standards Board recognizes that this is a time consuming process and, as such, SFAS No. 142 allows companies six months from the date of adoption to determine if there is going to be an impairment, and twelve months from date of adoption to finalize the impairment calculation and disclose the amount of the impairment.

                Wallace Computer Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                October 31, 2001
                                   (Unaudited)


Note 5 - Recently Issued Accounting Pronouncements (continued)

         The Company has elected early adoption of SFAS No. 142. Accordingly, the Company has stopped amortization of goodwill effective August 1, 2001. However, goodwill amortization continues to be presented in the October 31, 2000 Statement of Operations. Had the provisions of SFAS No. 142 been applied for the three months ended October 31, 2000, the Company's net income and net income per share would have been as follows:


         (In thousands, except                       For the Three Months Ended October 31
         per share amounts)                              2001                    2000
                                                       -------                  -------
         Net Income, as reported                       $11,827                  $16,485
              Add:
                Goodwill amortization                        0                    1,991
                Tax effect                                   0                       24
                                                       -------                  -------
              Adjusted Net Income                      $11,827                  $18,500
                                                       =======                  =======

         Basic Earnings per Share, as reported         $  0.29                  $  0.41
         Effect of SFAS No. 142                        $  0.00                  $  0.05
                                                       -------                  -------
         Adjusted Basic Earnings per Share             $  0.29                  $  0.46
                                                       =======                  =======

         Diluted Earnings per Share, as reported       $  0.29                  $  0.41
         Effect of SFAS No. 142                        $  0.00                  $  0.05
                                                       -------                  -------
         Adjusted Diluted Earnings per Share           $  0.29                  $  0.46
                                                       =======                  =======

         Valuations and analysis are currently in process to determine if there is a goodwill impairment as of the date of adoption. The Company has engaged a professional services firm to assist in the valuation process for its commercial print division in the Integrated Graphics segment, where initial tests have indicated that partial impairment is likely. The definitive amount of the loss will be known by the end of the fourth quarter and will be reported as a change in accounting principle in the current fiscal year.

         There was no goodwill amortization recognized in the first quarter of fiscal 2002 and, as of October 31, 2001, net goodwill was $262 million and $23 million for the Integrated Graphics, and Forms and Labels segments, respectively. The net goodwill balance as of October 31, 2001 remains unchanged from the July 31, 2001 balance. There were no intangible assets recorded for the Company as of October 31, 2001.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective in fiscal 2003. SFAS No. 144 supersedes SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and Accounting Principles Board Opinion No. 30 which addresses the accounting and reporting relating to the disposal of a segment of a business. It is anticipated that the adoption of SFAS No. 144 will not have a significant impact on the financial position or results of operations of the Company.

                Wallace Computer Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                October 31, 2001
                                   (Unaudited)



Note 6 - Fiscal 2002 Restructuring

         In the first quarter of fiscal 2002 the Company implemented a restructuring program of which $2.6 million was recognized in the quarter and is presented separately as a component of income from operations in the Statement of Operations. The restructuring initiatives are aimed at improving the overall level of organizational efficiency and effectiveness, consolidating and rationalizing existing facilities and processes, and reducing the overall cost base of the company. The restructuring charges recognized in the quarter consist of employee severance costs and consulting charges directly related to the restructuring. The Company anticipates that the restructuring program will be completed by the end of the fiscal year with the majority of costs being recognized in the second quarter of fiscal 2002. It is anticipated that the aggregate charges associated with the restructuring will be approximately $35 million with a majority of those charges related to the Integrated Graphics segment.

         The restructuring plan, formally announced in the second quarter of fiscal 2002, includes the closing of six manufacturing facilities, one distribution and fulfillment center, one multi-use facility and workforce reductions in excess of 10% of the total workforce. It is anticipated that cash proceeds will be derived in the restructuring through the anticipated sale of three manufacturing facilities and sales of disposed equipment. Through the end of the first quarter 59 employees were terminated, 42 of which were from plant locations and 17 from the corporate headquarters. No restructuring accruals were established as of the end of the first quarter since the closures and workforce reductions mentioned above were not announced until the second quarter.

         As the company has adopted the provisions of SFAS No. 142 in fiscal 2002, impaired goodwill associated with closed facilities will be measured at the reporting unit level.

Note 7 - Fiscal 2000 Restructuring

         In February 2000, the Company announced a plan to restructure its operations, which resulted in non-recurring pre-tax expense totalling $41.6 million for fiscal year 2000. In fiscal year 2001, additional restructuring costs of $0.5 million were incurred primarily related to ongoing cash charges related to plant closing activities and restructuring administrative costs that could previously not be accrued in accordance with EITF 94-3. The restructuring costs are presented separately as a component of income from operations in the Consolidated Statements of Income. The Company does not anticipate any future charges related to this restructuring initiative.


Note 8 - Income Taxes

         It is expected that the annual effective tax rate for fiscal 2002 will be 38.2%. The reduction in tax rate in the current quarter is the result of the adoption of SFAS No. 142. The majority of the goodwill that had previously been amortized was not tax deductible. The annual effective tax rate for fiscal 2001 was 40.7%.

                Wallace Computer Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                October 31, 2001
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

         For the three-month period ended October 31, 2001, net sales decreased 4.7% to $409.2 million from the quarter ended October 31, 2000. Both segments were impacted by the current economic conditions.

         Over 30% of sales are sold to customers under a written contract with the Company, which is up slightly from the first quarter a year ago. The Company has continued to increase contract sales in both segments, which is important in providing stability to the Company's profitability and utilization rates. A significant portion of contract sales are sales to customers managed by the W.I.N. system. Transactional sales (i.e. non-contract sales) volume was off in both segments. Decreased sales in the Office Products division, which is largely transaction business, was impacted by customers who have modified their ordering patterns in an effort to reduce their inventory levels.

         In the first quarter of fiscal 2002 the Company implemented a new restructuring program of which $2.6 million was recognized in the quarter. The restructuring plan, formally announced in the second quarter of fiscal 2002, includes the closing of six manufacturing facilities, one distribution and fulfillment center, one multi-use facility and workforce reductions of approximately 10% of the total workforce. The restructuring initiatives are aimed at improving the overall level of organizational efficiency and effectiveness, consolidating and rationalizing existing facilities and processes, and reducing the overall cost base of the company. It is anticipated that the aggregate charges associated with the restructuring will be approximately $35 million with the majority of those charges related to the Integrated Graphics segment.

         It is anticipated that cash proceeds derived in the restructuring through the anticipated sale of three manufacturing facilities, the sale of disposed equipment, working capital improvements and improved operations will more than offset cash charges from the restructuring in fiscal 2002. The restructuring is expected to have a positive impact on cash in fiscal 2003 and beyond, and should result in earnings improvement of approximately $13.0 million over the same time frame. No restructuring accruals were established as of the end of the first quarter since the closures and workforce reductions mentioned above were not announced until the second quarter.

         In the first quarter ended October 31, 2000 the Company recognized $0.4 million of residual restructuring charges related to an earlier restructuring initiative ("2000 restructuring") announced in the third quarter of fiscal 2000. The 2000 restructuring was undertaken as the Company was experiencing continued softness in the high-quality color marketing and promotional printing markets as well as issues related to the integration of the Graphic Industries acquisition. The Company's 2000 restructuring plan was approved, committed to, and for the most part, executed in the third quarter of fiscal year 2000 with only minor charges incurred in fiscal 2001. The Company did not incur any charges related to the 2000 restructuring in the first quarter of fiscal 2002 and does not anticipate any future charges related to the 2000 restructuring.

                Wallace Computer Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                October 31, 2001
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Cost of sales for the quarter was 74.1% of sales as compared to 72.3% in the first quarter of last year. The LIFO charge was $0.2 million in the current quarter versus $0.7 million in the first quarter last year.

         Year over year, the Forms and Labels segment's sales decreased 5.7% to $204.2 million, with operating income of $19.8 million and operating margin of 9.7% versus operating income of $23.7 million and an operating margin of 11.0% in the first quarter of last year. Competitive market and current economic conditions have continued to put pressure on operating margins in this segment. While operating income is down from the prior year's first quarter, operating income as a percent of sales has remained relatively consistent for the last three quarters as the Company has attempted to offset margin compression with cost cutting activities.

         The Integrated Graphics' segment sales decreased 3.7% to $205.0 million, with operating income of $7.7 million and operating margin of 3.8% versus operating income of $12.2 million and an operating margin of 5.7% in the first quarter of last year. Competitive and economic pressures have been significant in this segment. The majority of the restructuring activity is occurring in this segment as the Company will be standardizing its production processes and bringing costs in line with sales demand. The Company will also be strengthening capabilities in strategic locations and placing greater focus on contract business. As part of the restructuring plan, the Company will be closing two plants and selling three plants within this segment.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company is required to adopt the provisions of SFAS No. 142 on August 1, 2002, but has the option of adopting early, as of August 1, 2001. Under SFAS No. 142, goodwill is no longer amortized, and the rules for measuring goodwill impairment use a fair-value-based test. Under the new rules, a fair value of each of the Company's reporting units with assigned goodwill must be calculated using either market comparables or a discounted cash flow approach, or a combination thereof. Once the fair value of the reporting unit has been determined, the fair value of net assets, including intangibles, of that reporting unit must be compared to the total market value derived in the first step to determine impairment. The Financial Accounting Standards Board recognizes that this is a time consuming process and, as such, SFAS No. 142 allows companies six months from the date of adoption to determine if there is going to be an impairment, and twelve months from date of adoption to finalize the impairment calculation and disclose the amount of the impairment.

         The Company has elected early adoption of SFAS No. 142. Accordingly, the Company has stopped amortization of goodwill effective August 1, 2001. Valuations and analysis are currently in process to determine if there is an impairment as of the date of adoption. The Company has engaged a professional services firm to assist in the valuation process for its commercial print division in the Integrated Graphics segment, where initial tests have indicated that impairment is likely. The definitive amount of the loss will be known by the end of the fourth quarter and will be reported as a change in accounting principle in the current fiscal year.

                Wallace Computer Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                October 31, 2001
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective in fiscal 2003. SFAS No. 144 supersedes SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and Accounting Principles Board Opinion No. 30 which addresses the accounting and reporting relating to the disposal of a segment of a business. It is anticipated that the adoption of SFAS No. 144 will not have a significant impact on the financial position or results of operations of the Company.

         Selling and administration expenses for the first quarter were 14.8% for both the current and the previous year. Cost reduction activities have made it possible to keep a consistent percentage of sales despite declining sales.

         Depreciation and amortization for the quarter was $17.8 million or 4.3% of sales versus $19.4 million or 4.5% of sales in the first quarter a year ago. Amortization expense is up over 37%, due primarily to ongoing enhancements to the Company's order entry, customer service, and inventory management system. Goodwill amortization declined $2.0 million due to the adoption of SFAS No. 142.

         Interest expense for the quarter was $6.2 million, down from $8.1 million last year. The majority of the decrease in interest expense can be attributed to debt reduction. Declining interest rates, however, account for some of the reduction. Interest income for the quarter decreased slightly from the first quarter of last year.

         It is expected that the annual effective tax rate for fiscal 2002 will be 38.2%. The reduction in tax rate in the current quarter is the result of the adoption of SFAS No. 142. The majority of the goodwill that had previously been amortized was not tax deductible. The annual effective tax rate for fiscal 2001 was 40.7%.

         Net income for the first quarter decreased 28.3% to $11.8 million or 29 cents per share, from $16.5 million or 41 cents per share in the same quarter a year ago.

         Liquidity and Capital Resources

         Working capital decreased by $60.6 million from July 31, 2001. In the current quarter, $55 million borrowed under the revolving credit agreement has been classified as current as this agreement expires on October 31, 2002. In previous quarters borrowings under this agreement were classified as long-term debt. The current ratio at October 31, 2001 was 1.7 to 1.

         Current inventory levels are believed to be in-line with the inventory levels necessary to satisfy customer demand. The Company anticipates having adequate sources of supply of raw materials to meet future business requirements.

         Of the outstanding debt as of October 31, 2001, $55 million has been borrowed under a five-year revolving Credit Agreement ("Credit Facility"), which provides for a maximum aggregate principal amount available to be borrowed of $200 million. The borrowings under the Credit Facility are classified as current as of October 31, 2001 as this agreement expires on October 31, 2002. The Company has $200 million of Senior Term Notes with institutional investors with a book value of $185.9 million classified as long-term debt with the earliest maturity in 2006.

                Wallace Computer Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                October 31, 2001
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


         In addition to the Credit Facility and the senior notes, the Company has unsecured money market lines of $75 million under which $2.0 million was borrowed at October 31, 2001. The $2.0 million from the unsecured money market lines is classified as short-term debt.

         Of the remaining long-term debt, $15.0 million is made up of industrial revenue bonds at rates ranging from 2.10% to 2.20%. The balance of $8.6 million relates to acquisitions.

         Total debt currently represents 31.4% of total capitalization. The maximum amount as authorized by the Board of Directors for total borrowings is limited to $600 million.

         Capital expenditures for the quarter totaled $6.2 million. For the full fiscal year, capital expenditures are expected to be between $30 and $40 million, which are expected to be financed through internally generated funds and by borrowing against the Credit Facility.

         Stockholders' equity increased 0.4% to $583.0 million at October 31, 2001.


         Common Stock

         On September 8, 1999, the Board of Directors increased the annualized dividend rate to $0.66 per share, a 3.1% increase from fiscal 1999. Since that time, the Board of Directors maintained the quarterly dividend rate of $0.165 per share.

         During the first quarter of fiscal 2002, the Company purchased 300,200 shares of Wallace common stock. Total repurchases through October 31, 2001 against the $100 million authorized by the Board in June 1997 have been $98.5 million. On January 25, 2000 the Board of Directors approved an additional $100 million share repurchase authorization.

                Wallace Computer Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                October 31, 2001
                                   (Unaudited)



                            Part II Other Information


Items 1 through 3          None

Item 4  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on December 5, 2001. The results of the three proposals put to a shareholder vote are as follows:

1) Election of directors for the class of directors

                                                   For          Withheld
                                               ----------       --------
         Bettye Martin Musham                  36,944,200        774,331
         Andrew J. McKenna, Jr.                37,015,253        703,278


2) Approval of the 2001 Stock Incentive Plan

                      For               Against         Abstain
                  ----------           ---------        -------
                  29,606,037           7,613,843        498,651

3) Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year 2002

                      For               Against         Abstain
                  ----------           ---------        -------
                  37,253,083            432,562          32,886

                Wallace Computer Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                October 31, 2001
                                   (Unaudited)


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

Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibits
             10.1 Wallace Computer Services, Inc. 2001 Stock Incentive Plan dated December 5, 2001, filed herewith.


         (b) Reports on Form 8-K
             None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         WALLACE COMPUTER SERVICES, INC.





   December 14, 2001                          /s/ M. David Jones
------------------------       -------------------------------------------------
          Date                                   M. David Jones
                               Chairman of the Board and Chief Executive Officer


   December 14, 2001                          /s/ Vicki L. Avril
------------------------       -------------------------------------------------
          Date                                  Vicki L. Avril
                               Senior Vice President and Chief Financial Officer
                                        (Principal Accounting Officer)