Form 10-Q
period 2002-01-31
WALLACE COMPUTER SERVICES INC
filed 2002-03-18
CIK 104348

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


         January 31, 2002                                 1-6528
--------------------------------------         ---------------------------------
    For the quarterly period ended                  Commission file number


                         WALLACE COMPUTER SERVICES, INC.
            ---------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                     36-2515832
--------------------------------          --------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


       2275 Cabot Drive   Lisle, Illinois                        60532
-------------------------------------------------           ----------------
    (Address of Principal Executive Offices)                   (ZIP CODE)


        (630) 588-5000                                41,421,626
-----------------------------------     ----------------------------------------
(Registrant's Telephone Number,           (Number of Common Shares Outstanding
      Including Area Code)                          as of March 1, 2002)


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

                         Wallace Computer Services, Inc.                 Page 2
                                    FORM 10-Q
                   For Quarterly Period Ended January 31, 2002

                          Part I Financial Information


Item 1.  Financial Statements

         The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the six months ended January 31, 2002, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                Wallace Computer Services, Inc. and Subsidiaries
                    Consolidated Income Statement (Unaudited)


                                                                For the Six Months Ended
                                                                       January 31
                                                      --------------------------------------------------
                                                                     %                             %
(In thousands, except per share amounts)                 2002      Sales                2001      Sales
----------------------------------------              -------------------            -------------------
Net Sales                                             $806,264      100.0            $870,967     100.0

Cost and Expenses
     Cost of goods sold (Note 1)                       596,266       74.0             631,447      72.5
     Selling and administrative expenses               123,542       15.3             128,413      14.7
     Provision for depreciation and
          amortization (Note 5)                         34,751        4.3              39,000       4.5
     Restructuring charges (Notes 7 and 8)              32,832        4.1                 694       0.1
                                                      --------      -----            --------     -----
          Total costs and expenses                     787,391       97.7             799,554      91.8
                                                      --------      -----            --------     -----
     Operating Income                                   18,873        2.3              71,413       8.2
                                                      --------      -----            --------     -----
     Interest income                                      (535)      (0.1)               (542)     (0.1)
     Interest expense                                   12,064        1.5              15,615       1.8
                                                      --------      -----            --------     -----
     Income before Income Taxes                          7,344        0.9              56,340       6.5
     Provision for Income Taxes (Note 9)                 2,864        0.4              22,930       2.6
                                                      --------      -----            --------     -----
     Income before the cumulative effect of a change
       in accounting principle - net of tax              4,480        0.6              33,410       3.8
     Cumulative effect of a change in accounting
       principle - net of tax (Note 5)                 144,078       17.9                   0       0.0
                                                      --------      -----            --------     -----
Net (Loss) / Income                                   (139,598)     (17.3)             33,410       3.8
                                                      ========      =====            ========     =====
Basic Earnings per Share Before the Cumulative Effect
  of a Change in Accounting Principle                 $   0.11                       $   0.82
                                                      ========                       ========
     Cumulative Effect of a Change in Accounting
       Principle                                      $  (3.51)                      $   0.00
                                                      ========                       ========
     Basic (Loss) / Earnings per Share                $  (3.40)                      $   0.82
                                                      ========                       ========
Diluted Earnings per Share Before the Cumulative
  Effect of a Change in Accounting Principle          $   0.11                       $   0.82
                                                      ========                       ========
     Cumulative Effect of a Change in Accounting
       Principle                                      $  (3.47)                      $   0.00
                                                      ========                       ========
     Diluted (Loss) / Earnings per Share              $  (3.36)                      $   0.82
                                                      ========                       ========
Average Common Shares Outstanding                       41,103                         40,514
                                                      ========                       ========
Diluted Common Shares Outstanding                       41,466                         40,724
                                                      ========                       ========
Dividends Declared Per Share                          $  0.330                       $  0.330
                                                      ========                       ========


      The accompanying notes are an integral part of this statement.

                         Wallace Computer Services, Inc.                 Page 3
                                    FORM 10-Q
                   For Quarterly Period Ended January 31, 2002

                Wallace Computer Services, Inc. and Subsidiaries
                    Consolidated Income Statement (Unaudited)

                                                         For the Three Months Ended
                                                                 January 31
                                                ------------------------------------------------
                                                                  %                         %
(In thousands, except per share amounts)           2002         Sales       2001          Sales
----------------------------------------        ---------      -------    ---------      -------
Net Sales                                       $ 397,105        100.0    $ 441,688        100.0

Cost and Expenses
     Cost of goods sold (Note 1)                  292,908         73.8      321,105         72.7
     Selling and administrative expenses           63,072         15.9       64,763         14.7
     Provision for depreciation and
          amortization (Note 5)                    16,976          4.3       19,629          4.4
     Restructuring charges (Notes 7 and 8)         30,272          7.6          302          0.1
                                                ---------      -------    ---------      -------
          Total costs and expenses                403,228        101.5      405,799         91.9
                                                ---------      -------    ---------      -------
     Operating (Loss) / Income                     (6,123)        (1.5)      35,889          8.1
                                                ---------      -------    ---------      -------
     Interest income                                 (204)        (0.1)        (199)        (0.0)
     Interest expense                               5,875          1.5        7,549          1.7
                                                ---------      -------    ---------      -------
     (Loss) / Income before income taxes          (11,794)        (3.0)      28,539          6.5
     (Benefit) / Provision for income taxes
            (Note 9)                               (4,447)        (1.1)      11,615          2.6
                                                ---------      -------    ---------      -------
Net (Loss) / Income                                (7,347)        (1.9)      16,924          3.8
                                                =========      =======    =========      =======

Basic (Loss) / Earnings per Share               $   (0.18)                $    0.42
                                                =========                 =========
Diluted (Loss) / Earnings per Share             $   (0.18)                $    0.41
                                                =========                 =========

Average Common Shares Outstanding                  41,098                    40,549
                                                =========                 =========
Diluted Common Shares Outstanding                  41,552                    40,920
                                                =========                 =========
Dividends Declared Per Share                    $   0.165                 $   0.165
                                                =========                 =========


The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries         Page 4
                           Consolidated Balance Sheet



(Dollars in thousands)                                            January 31, 2002     July 31, 2001
----------------------                                               (Unaudited)         (Audited)
                                                                  ----------------     -------------
Assets
------
Current Assets:
     Cash and cash equivalents                                       $         0        $         0
     Accounts receivable                                                 269,426            291,222
     Less-allowance for doubtful accounts                                 12,869              7,896
                                                                     -----------        -----------
         Net receivables                                                 256,557            283,326
     Inventories (Note 1)                                                 97,651            100,922
     Assets held for sale (Note 7)                                        13,771              1,215
     Current and deferred income taxes                                    42,212             27,498
     Advances and prepaid expenses                                         5,969              4,321
                                                                     -----------        -----------
         Total current assets                                            416,160            417,282
                                                                     -----------        -----------
Property, plant and equipment, at cost                                   822,824            893,273
Less-reserves for depreciation and amortization                          485,225            502,107
                                                                     -----------        -----------
     Net property, plant and equipment                                   337,599            391,166
                                                                     -----------        -----------
Goodwill, net of amortization (Note 5)                                   137,164            284,664
Cash surrender value of life insurance                                    15,764             15,201
System development costs, net of amortization                             52,152             55,516
Other assets                                                               2,483              2,836
                                                                     -----------        -----------
     Total assets                                                    $   961,322        $ 1,166,665
                                                                     ===========        ===========
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
       Current maturities of long-term debt                          $    35,702        $       997
       Short-term notes payable                                            2,000              3,003
       Accounts payable                                                  101,874             97,384
       Accrued salaries, wages, profit sharing and other                  73,250             90,461
                                                                     -----------        -----------
           Total current liabilities                                     212,826            191,845
                                                                     -----------        -----------
Long-term debt                                                           208,874            284,087
Deferred income taxes                                                     56,970             60,385
Deferred compensation and retirement benefits                             41,079             39,128
Other long-term liabilities                                               10,572             10,603
Stockholders' equity
     Common stock (Note 2)- issued shares of
       45,764,054 at January 31, 2002 and July 31, 2001                   45,764             45,764
     Additional capital                                                   39,909             39,770
     Deferred compensation                                                 3,073              3,301
     Retained earnings                                                   416,077            570,507
     Treasury stock  (at cost)- 4,537,842 shares at
       January 31, 2002 and 4,785,511 shares at
       July 31, 2001                                                     (73,822)           (78,403)
     Accumulated other comprehensive loss (Note 4)                             0               (322)
                                                                     -----------        -----------
     Total stockholders' equity                                          431,001            580,617
                                                                     -----------        -----------
Total liabilities and stockholders' equity                           $   961,322        $ 1,166,665
                                                                     ===========        ===========

The accompanying notes are an integral part of this statement

                Wallace Computer Services, Inc. and Subsidiaries         Page 5
                Consolidated Statement of Cash Flows (Unaudited)

                                                              For the Six Months Ended
(Dollars in thousands)                                               January 31
----------------------                                       --------------------------
                                                                2002            2001
                                                             ---------        ---------
Cash Flows from Operating Activities:
     Net (loss) / income from operations                     $(139,598)       $  33,410
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Cumulative effect of a change in accounting
              principle (Note 5)                               144,078                0
         Depreciation and amortization                          34,751           39,000
         Restructuring charges                                  21,791               87
         Debt cost amortization                                    855              784
         Deferred taxes                                         (3,415)            (275)
         Loss / (Gain) on disposal of property                      47              (13)
     Changes in assets and liabilities
         Accounts receivable                                    25,891          (11,012)
         Inventories                                             2,873          (18,553)
         Advances and prepaid expenses                          (2,395)             859
         Prepaid taxes                                         (14,936)           2,106
         Other assets                                            1,563           15,790
         Accounts payable and other liabilities                (12,157)          21,715
         Deferred compensation and retirement benefits           1,952            1,461
                                                             ---------        ---------
     Net cash provided by operating activities                  61,300           85,359
                                                             ---------        ---------
Cash Flows from Investing Activities:
     Capital expenditures                                      (11,603)         (24,063)
     Proceeds from disposal of property                          3,069            1,170
                                                             ---------        ---------
     Net cash used in investing activities                      (8,534)         (22,893)
                                                             ---------        ---------
Cash Flows from Financing Activities:
     Treasury stock transactions                                (4,481)          (4,137)
     Cash dividends paid                                       (13,567)         (13,362)
     Proceeds from issuance of common stock                      7,647            4,557
     Net retirements of short-term debt                         (1,298)          (2,399)
     Retirement of long-term debt                              (61,067)        (111,785)
     Proceeds from issuance of long-term debt                   20,000           65,000
                                                             ---------        ---------
     Net cash used in financing activities                     (52,766)         (62,126)
                                                             ---------        ---------
Net changes in cash and cash equivalents                             0              340
Cash and cash equivalents at beginning of year                       0            4,505
                                                             ---------        ---------
Cash and cash equivalents at January 31                      $       0        $   4,845
                                                             =========        =========
Supplemental Disclosure:
     Interest paid (net of interest capitalized)             $   9,372        $  14,516
     Income taxes paid (net of refunds received)                18,115           21,150


The accompanying notes are an integral part of this statement.

               Wallace Computer Services, Inc. and Subsidiaries           Page 6
                   Notes to Consolidated Financial Statements
                                January 31, 2002
                                   (Unaudited)

Note 1 - Inventories

         Inventories at January 31, 2002, and July 31, 2001, were as follows:

              (Dollars in thousands)         January 31, 2002     July 31, 2001
              ----------------------         ----------------     -------------
              Raw materials                  $         13,898      $     15,623
              Work in process                          17,633            16,531
              Finished products                        66,120            68,768
                                             ----------------      ------------
                                             $         97,651      $    100,922
                                             ================      ============

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


Note 2 - Stock Options

         As of January 31, 2002, options to purchase 3,478,448 shares of common stock were outstanding and an additional 3,874,859 shares of common stock were available for future grants under the Company's Stock Incentive and Employee Stock Purchase Plans.

         The Company has authorized 100,000,000 shares of common stock and issued 45,764,054 as of both January 31, 2002 and July 31, 2001. Of these shares, 4,537,842 and 4,785,511 were held in treasury as of January 31, 2002 and July 31, 2001, respectively.


Note 3 - Segment Reporting

         The Company operates in two business segments. Each segment offers distinctive products and services and is managed separately because of its unique production, distribution, and marketing requirements. The Company's two reportable segments are Forms and Labels, and Integrated Graphics.

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

                Wallace Computer Services, Inc. and Subsidiaries          Page 7
                   Notes to Consolidated Financial Statements
                                January 31, 2002
                                   (Unaudited)

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

         Segment data excludes one-time charges related to the cumulative effect of a change in accounting principle per Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

         Summarized segment data and a reconciliation to the consolidated totals for the quarters ended January 31, 2002 and 2001 are as follows:

Quarter Ended January 31, 2002               External     Restructuring        Income before
(Amounts in Thousands)                          Sales           Charge          Income Taxes
---------------------------------------------------------------------------------------------
Forms and Labels Segment                     $200,083           $ 4,558             $ 20,005
Integrated Graphics Segment                   197,022            24,121                4,144
---------------------------------------------------------------------------------------------
Segment Total                                 397,105            28,679               24,149
---------------------------------------------------------------------------------------------
Corporate / (Net Interest Expense)                  0                 0               (5,671)
Restructuring Charge - Corporate                    0             1,593              (30,272)
---------------------------------------------------------------------------------------------
Consolidated                                 $397,105           $30,272             $(11,794)
=============================================================================================

Quarter Ended January 31, 2001               External     Restructuring        Income before
(Amounts in Thousands)                          Sales           Charge          Income Taxes
---------------------------------------------------------------------------------------------
Forms and Labels Segment                     $213,825           $     0             $ 24,078
Integrated Graphics Segment                   227,863               199               12,113
---------------------------------------------------------------------------------------------
Segment Total                                 441,688               199               36,191
---------------------------------------------------------------------------------------------
Corporate / (Net Interest Expense)                  0                 0               (7,350)
Restructuring Charge - Corporate                    0               103                 (302)
---------------------------------------------------------------------------------------------
Consolidated                                 $441,688           $   302             $ 28,539
=============================================================================================

                Wallace Computer Services, Inc. and Subsidiaries          Page 8
                   Notes to Consolidated Financial Statements
                                January 31, 2002
                                   (Unaudited)

Note 3 - Segment Reporting (continued)

         Summarized segment data and a reconciliation to the consolidated totals for the six months ended January 31, 2002 and 2001 are as follows:

Six Months Ended January 31, 2002            External     Restructuring        Income before
(Amounts in Thousands)                          Sales           Charge          Income Taxes
---------------------------------------------------------------------------------------------
Forms and Labels Segment                     $404,255           $ 4,558             $ 39,919
Integrated Graphics Segment                   402,009            24,804               11,786
---------------------------------------------------------------------------------------------
Segment Total                                 806,264            29,362               51,705
---------------------------------------------------------------------------------------------
Corporate / (Net Interest Expense)                  0                 0              (11,529)
Restructuring Charge - Corporate                    0             3,470              (32,832)
---------------------------------------------------------------------------------------------
Consolidated                                 $806,264           $32,832             $  7,344
=============================================================================================

Six Months Ended January 31, 2001            External     Restructuring        Income before
(Amounts in Thousands)                          Sales           Charge          Income Taxes
---------------------------------------------------------------------------------------------
Forms and Labels Segment                     $430,270           $     0             $ 47,816
Integrated Graphics Segment                   440,697               291               24,291
---------------------------------------------------------------------------------------------
Segment Total                                 870,967               291               72,107
---------------------------------------------------------------------------------------------
Corporate / (Net Interest Expense)                  0                 0              (15,073)
Restructuring Charge - Corporate                    0               403                 (694)
---------------------------------------------------------------------------------------------
Consolidated                                 $870,967           $   694             $ 56,340
=============================================================================================


         Segment assets, particularly the Integrated Graphics segment, have been impacted by restructuring and SFAS No. 142. The adoption of SFAS No. 142 and the related goodwill impairment charge reduced Integrated Graphics goodwill by $147.5 million. Segment assets as of January 31, 2002 were $485,521 for Integrated Graphics, $341,742 for Forms and Labels, and $134,059 for Corporate versus $627,377 for Integrated Graphics, $424,814 for Forms and Labels, and $114,474 for Corporate at July 31, 2001.

Note 4 - Accounting for Derivative Instruments and Hedging Activities

         Effective August 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. This standard requires that an entity recognize derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value.

         In the second quarter of fiscal year 2001, the Company entered into two interest rate swap agreements ("Swaps") which effectively converted $75 million of floating rate debt under the revolving Credit Facility ("Credit Facility") to fixed rate debt. The purpose for entering into the Swaps was to better match the Company's assets and liabilities and reduce its exposure to interest rate risk. As required by the Company's hedging and derivative use policy such Swaps were entered into with high quality, independent counterparties at market pricing. These parties are rated A1 and/or A+ or higher by Moody's and Standard & Poors. The Swaps had a term that was

               Wallace Computer Services, Inc. and Subsidiaries           Page 9
                   Notes to Consolidated Financial Statements
                                January 31, 2002
                                   (Unaudited)

Note 4 - Accounting for Derivative Instruments and Hedging Activities,
         (continued)

         one year or less from the date of inception. These Swaps were considered cash flow hedges and, accordingly, the fair market value of the Swaps were recorded as liabilities in "accrued salaries, wages, profit sharing and other" in the current liabilities section of the balance sheet. "Accumulated other comprehensive loss" in the equity section of the balance sheet reflects the after-tax charge to equity corresponding to the fair market value of the Swaps. The accumulated other comprehensive loss related to the Swaps is included in comprehensive income. Any net gain or loss on the Swaps, which is not significant in fiscal year 2002, is reflected in interest expense in the income statement. As of January 31, 2002, the Company has settled the Swaps and has no other derivative financial instruments outstanding.

Note 5 - Change in Accounting Principle

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company is required to adopt the provisions of SFAS No. 142 on August 1, 2002, but has the option of adopting early, as of August 1, 2001. Under SFAS No. 142, goodwill is no longer amortized, and the rules for measuring goodwill impairment use a fair-value-based test. Under the new rules, a fair value of each of the Company's reporting units with assigned goodwill must be calculated using either market comparables or a discounted cash flow approach, or a combination thereof. Once the fair value of the reporting unit has been determined, the fair value of net assets, including intangibles, of that reporting unit must be compared to the total market value derived in the first step to determine impairment.

         The Company has elected early adoption of SFAS No. 142. Accordingly, the Company has stopped amortization of goodwill effective August 1, 2001. However, goodwill amortization continues to be recorded in historical periods.

         In completing the transitional impairment test required under SFAS No. 142, the Company determined the carrying amount of its various reporting units and compared that amount to its fair value. Fair value was determined with the assistance of an outside professional services firm using a combination of market comparables and discounted cash flow approaches. The carrying amount of the Company's Commercial Print division was below its fair value and, as a result, impairment existed. The amount of impairment was determined using the "implied fair value" of the Commercial Print division reporting unit as required by SFAS No.
         142. As a result of the impairment test, the Company recognized an impairment charge to write-off goodwill in the amount of $147.5 million ($144.1 million net of tax) relating to the Commercial Print division in the Integrated Graphics segment. The impairment loss is recognized in the statement of operations under the caption "cumulative effect of a change in accounting principle." In accordance with SFAS No. 142, this charge was recorded as of the beginning of the fiscal year.

         Had the provisions of SFAS No. 142 been applied for the three months and six months ended January 31, 2001, the Company's net income, before the cumulative effect of a change in accounting principle, and net income / (loss) per share would have been as follows:


         (In thousands, except                           For the Three Months Ended January 31
         per share amounts)                                      2002             2001
                                                               ---------       ----------
         Net (Loss) / Income , as reported                     $  (7,347)      $   16,924
              Add:
                Goodwill amortization                                  0            2,004
                Tax effect                                             0               39
                                                               ---------       ----------
              Adjusted Net (Loss) / Income                     $  (7,347)      $   18,967
                                                               =========       ==========

         Basic (Loss) / Earnings per Share, as reported        $   (0.18)      $     0.42
         Effect of SFAS No. 142                                $    0.00       $     0.05
                                                               ---------       ----------
         Adjusted Basic (Loss) / Earnings per Share            $   (0.18)      $     0.47
                                                               =========       ==========

         Diluted (Loss) / Earnings per Share, as reported      $   (0.18)      $     0.41
         Effect of SFAS No. 142                                $    0.00       $     0.05
                                                               ---------       ----------
         Adjusted Diluted (Loss) / Earnings per Share          $   (0.18)      $     0.46
                                                               =========       ==========

                Wallace Computer Services, Inc. and Subsidiaries         Page 10
                   Notes to Consolidated Financial Statements
                                January 31, 2002
                                   (Unaudited)

Note 5 - Change in Accounting Principle, (continued)

         (In thousands, except                          For the Six Months Ended January 31
         per share amounts)                              2002                          2001
                                                        ------                        -------
         Net Income Before the Cumulative Effect
              of a Change in Accounting Principle       $4,480                        $33,410
            Add:
              Goodwill amortization                          0                          3,995
              Tax effect                                     0                             63
                                                        ------                        -------
            Adjusted Net Income Before the
              Cumulative Effect of a Change in
              Accounting Principle                      $4,480                        $37,468
                                                        ======                        =======

         Basic Earnings per Share, as reported          $ 0.11                        $  0.82
         Effect of SFAS No. 142                         $ 0.00                        $  0.10
                                                        ------                        -------
         Adjusted Basic Earnings per Share              $ 0.11                        $  0.92
                                                          ====                           ====

         Diluted Earnings per Share, as reported        $ 0.11                        $  0.82
         Effect of SFAS No. 142                         $ 0.00                        $  0.10
                                                        ------                        -------
         Adjusted Diluted Earnings per Share            $ 0.11                        $  0.92
                                                        ======                        =======


         The Company has no separately identified intangible assets resulting from acquisitions recorded on the balance sheet. Changes in the carrying amount of goodwill (net), by segment, for the six months ended January 31, 2002, are as follows:

                                                 Forms and Labels  Integrated Graphics
              (Dollars in thousands)                   Segment          Segment           Total
              ----------------------             ----------------  -------------------  ---------
              Balance as of July 31, 2001              $23,360          $ 261,304       $ 284,664
              Pretax Impairment adjustment -
                   adoption of SFAS No. 142                  0           (147,500)       (147,500)
                                                       -------          ---------       ---------
              Balance as of January 31, 2002           $23,360          $ 113,804       $ 137,164
                                                       =======          =========       =========

               Wallace Computer Services, Inc. and Subsidiaries          Page 11
                   Notes to Consolidated Financial Statements
                                January 31, 2002
                                   (Unaudited)


Note 6 - Recently Issued Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for financial statements issued for fiscal years beginning after June 15, 2002. Early application is encouraged. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. It is anticipated that the adoption of SFAS No. 143 will have no impact on the financial position or results of operations of the Company.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective in fiscal year 2003. SFAS No. 144 supersedes SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and Accounting Principles Board Opinion No. 30 which addresses the accounting and reporting relating to the disposal of a segment of a business. It is anticipated that the adoption of SFAS No. 144 will not have a significant impact on the financial position or results of operations of the Company.


Note 7 - Fiscal 2002 Restructuring

         In the first quarter of fiscal year 2002 the Company implemented a restructuring program of which $30.3 million was recognized in the current quarter and $32.8 million year to date. The restructuring charge is presented separately as a component of income from operations in the statement of operations. The restructuring initiatives are aimed at improving the overall level of organizational efficiency and effectiveness, consolidating and rationalizing existing facilities and processes, and reducing the overall cost base of the Company. The restructuring charges recognized include employee severance costs, asset write-downs, equipment moving costs, consulting charges directly related to the restructuring and other miscellaneous costs. The costs related to equipment moving and consulting were expensed as incurred. The Company anticipates that the restructuring program will be completed by the end of the fiscal year with the majority of the costs having been recognized in the current quarter. It is anticipated that the aggregate charges associated with the restructuring will be less than $40 million with a majority of those charges related to the Integrated Graphics segment.

         The following table summarizes the activity in the restructuring reserve during the first six months of fiscal year 2002:

(Amounts in Thousands)
-------------------------------------------------------------------------------------------------------------
                              Employee         Asset Write-downs   Other Charges         Total Restructuring
                              Termination      (non-cash)
                              Benefits
-------------------------------------------------------------------------------------------------------------
Restructuring Provision       $6,598            $ 21,791           $ 4,443               $ 32,832

-------------------------------------------------------------------------------------------------------------
Adjustments to Reserves            0                   0                 0                      0
Cash Payments                 (3,731)                  0            (3,282)                (7,013)
Non-cash items                     0             (21,791)                0                (21,791)
-------------------------------------------------------------------------------------------------------------
Reserve balance January 31,   $2,867            $      0           $ 1,161               $  4,028
2002
-------------------------------------------------------------------------------------------------------------

                Wallace Computer Services, Inc. and Subsidiaries         Page 12
                   Notes to Consolidated Financial Statements
                                January 31, 2002
                                   (Unaudited)

Note 7 - Fiscal 2002 Restructuring, (continued)

         The restructuring plan, implemented in the first quarter of fiscal year 2002, includes the closing of six manufacturing facilities, one distribution and fulfillment center, one multi-use facility and workforce reductions of 10% of the total workforce. It is anticipated that cash proceeds will be derived in the restructuring through the anticipated sale of three manufacturing facilities and sales of disposed equipment. Anticipated proceeds from the sale of assets are categorized separately as "assets held for sale" in the current asset portion of the balance sheet. Through the end of the second quarter, 705 employees were terminated or notified of termination, 662 of which were from plant locations and 43 from the corporate headquarters.

Note 8 - Fiscal 2000 Restructuring

         In February 2000, the Company announced a plan to restructure its operations, which resulted in non-recurring pre-tax expense totalling $41.6 million for fiscal year 2000. In fiscal year 2001, additional restructuring costs of $0.7 million were incurred primarily related to ongoing cash charges related to plant closing activities and restructuring administrative costs that could previously not be accrued in accordance with EITF 94-3. The restructuring costs are presented separately as a component of income from operations in the consolidated statements of income. The Company does not anticipate any future charges related to this restructuring initiative.


Note 9 - Income Taxes

         The annual effective tax rate for fiscal year 2002 has been adjusted to 39.0% in the current quarter. The reduction in tax rate from the prior year is the result of no longer amortizing non-deductible goodwill after the adoption of SFAS No. 142. The tax rate increased from 38.2% in the first quarter primarily due to the impact of the restructuring charge on pretax income. The annual effective tax rate for fiscal year 2001 was 40.7%.

                Wallace Computer Services, Inc. and Subsidiaries         Page 13
                   Notes to Consolidated Financial Statements
                                January 31, 2002
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         For the three-month period ended January 31, 2002, net sales decreased 10.1% to $397.1 million from the quarter ended January 31, 2001. For the six-month period ended January 31, 2002, net sales decreased 7.4% to $806.3 million from the same period in the prior year. Both segments were impacted by the current weak economic conditions. The Forms and Labels segment was also impacted by decreased sales of low margin stock paper as the Company discontinued all stock and computer paper production and will be sourcing this product going forward. The Integrated Graphics segment's sales also decreased in the current quarter due to restructuring activities taking place within the segment.

         Contractual sales continued to increase in both segments, with faster growth coming off of a smaller base in the Integrated Graphics segment. Continued growth in contractual sales is important in providing stability to the Company's profitability and utilization rates. Transactional sales (i.e. non-contract sales) volume was off in both segments. The decline in transactional sales, specifically in the Integrated Graphics segment, is indicative of the competitive marketplace. The double-digit decline in total transactional sales volume was a significant factor in the decline in profitability in the current quarter versus the second quarter of last year.

         In the first quarter of fiscal year 2002 the Company implemented a new restructuring program of which $30.3 million was recognized in the current quarter and $2.5 million was recognized in the first quarter of this fiscal year. The restructuring plan includes the closing of six manufacturing facilities, one distribution and fulfillment center, one multi-use facility and workforce reductions of approximately 10% of the total workforce. The restructuring initiatives were aimed at improving the overall level of organizational efficiency and effectiveness, consolidating and rationalizing existing facilities and processes, and reducing the overall cost base of the Company. It is currently estimated that an additional $4 million to $6 million of charges could still be incurred relating to this restructuring initiative. The majority of the remaining charges will occur in the third quarter of the current fiscal year. The majority of the restructuring charge relates to the Integrated Graphics segment.

         It is anticipated that cash proceeds derived in the restructuring through the sale of disposed equipment, working capital improvements and improved operations will more than offset cash charges from the restructuring in fiscal year 2002. The restructuring is also expected to have a positive impact on cash flow in fiscal year 2003 and beyond, and should result in annual earnings improvement of approximately $13.0 million. For further information regarding the fiscal year 2002 restructuring charge, see footnote 6.

         In the six months ended January 31, 2001 the Company recognized $0.7 million of residual restructuring charges related to an earlier restructuring initiative ("2000 restructuring") announced in the third quarter of fiscal year 2000. The 2000 restructuring was undertaken as the Company was experiencing continued softness in the high-quality color marketing and promotional printing markets as well as issues related to the integration of the Graphic Industries acquisition. The Company's 2000 restructuring plan was approved, committed to, and for the most part, executed in the third quarter of fiscal year 2000 with only minor charges incurred in fiscal year 2001. The Company has not incurred any charges related to the 2000 restructuring in fiscal year 2002 and does not anticipate any future charges related to the 2000 restructuring.

               Wallace Computer Services, Inc. and Subsidiaries          Page 14
                   Notes to Consolidated Financial Statements
                                January 31, 2002
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Cost of sales for the quarter was 73.8% of sales as compared to 72.7% in the second quarter of last year. LIFO income was $0.2 million in the current quarter versus a charge of $0.3 million in the second quarter of last year. Cost of sales for the six-month period ended January 31, 2002 was 74.0% of sales compared to 72.5% in the same period a year ago. Total LIFO charges in the first half of fiscal year 2002 were not significant, while in the first half of fiscal year 2001 total charges were $1.0 million.

         Year over year, the Forms and Labels segment's quarterly sales decreased 6.4% to $200.1 million, with operating income of $20.0 million and operating margin of 10.0% versus operating income of $24.1 million and an operating margin of 11.3% in the second quarter of last year. For the six-month period ended January 31, 2002, segment sales decreased 6.0% to $404.3 million, with operating income of $39.9 million and an operating margin of 9.9%, versus operating income of $47.8 million and an operating margin of 11.1% in the prior year to date period. Competitive market and current economic conditions have continued to put pressure on operating margins in this segment. While operating income is down from the prior year's second quarter, operating margins have improved sequentially since the third quarter of fiscal year 2001, as the effects of cost cutting and other restructuring measures have taken effect.

         The Integrated Graphics segment's quarterly sales decreased 13.5% to $197.0 million, with operating income of $4.1 million and operating margin of 2.1% versus operating income of $12.1 million and an operating margin of 5.3% in the second quarter of last year. For the six-month period ended January 31, 2002, segment sales decreased 8.8% to $402.0 million, with operating income of $11.8 million and an operating margin of 2.9% versus operating income of $24.3 million and an operating margin of 5.5% in the prior year to date period. Competitive and economic pressures have been significant in this segment. The majority of the restructuring activity is occurring in this segment as the Company is in the process of standardizing its production processes and bringing costs in line with sales demand. The Company will also be strengthening capabilities in strategic local markets while continuing to focus on contract business. As part of the restructuring plan, the Company has closed two plants and disposed of one in this segment, with two more still in the process of being disposed of. The plant closures are responsible for approximately $5 million of the segment's quarterly sales decline. Additionally, the plants that were closed, or will be closed, recorded an operating loss of $1.9 million in the current quarter. Although the Company will be losing approximately $55 million annually in transactional sales from the closed and sold facilities, margins for the entire Commercial Print division are expected to improve.

         Selling and administration expenses for the second quarter were 15.9% versus 14.7% last year. Included in the current quarter are additional reserves for bad debt in the amount of $3.3 million, the majority of which relate to a charge taken as a result of the bankruptcy of a major customer. The remainder of the incremental reserve continues to be necessary in light of current economic conditions, and their impact on the collectability of the Company's trade receivables.

         Depreciation and amortization for the quarter was $17.0 million or 4.3% of sales versus $19.6 million or 4.4% of sales in the second quarter a year ago. Software amortization expense is up over 37% over the prior year's second quarter due to enhancements made to the Company's order entry, customer service, and inventory management system in the past year. Goodwill amortization declined $2.0 million due to the adoption of SFAS No. 142. Depreciation expense declined almost 10% in the current quarter as a result of assets disposed of in the restructuring, and will decline further in the third quarter.

         Interest expense for the quarter was $5.9 million, down from $7.5 million last year. The majority of the decrease in interest expense can be attributed to debt reduction. Declining interest rates, however, account for a portion of the reduction. Interest income for the quarter was consistent year-to-year.

                Wallace Computer Services, Inc. and Subsidiaries         Page 15
                   Notes to Consolidated Financial Statements
                                January 31, 2002
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


         The annual effective tax rate for fiscal year 2002 has been adjusted to 39.0% in the current quarter. The reduction in tax rate from the prior year is the result of the adoption of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The majority of the goodwill that had previously been amortized was not tax deductible. The tax rate increased from 38.2% in the first quarter primarily due to the impact of the restructuring charge on pretax income. The annual effective tax rate for fiscal year 2001 was 40.7%.

         Income before the cumulative effect of a change in accounting principle for the second quarter was a loss of $7.3 million or 18 cents per share, down from a profit of $16.9 million or 41 cents per share in the same quarter a year ago. Income before the cumulative effect of a change in accounting principle for the six-month period ended January 31, 2002 decreased 86.6% to $4.5 million or 11 cents per share, from $33.4 million or 82 cents per share in the prior year to date period.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company is required to adopt the provisions of SFAS No. 142 on August 1, 2002, but has the option of adopting early, as of August 1, 2001. Under SFAS No. 142, goodwill is no longer amortized, and the rules for measuring goodwill impairment use a fair-value-based test. Under the new rules, a fair value of each of the Company's reporting units with assigned goodwill must be calculated using either market comparables or a discounted cash flow approach, or a combination thereof. Once the fair value of the reporting unit has been determined, the fair value of net assets, including intangibles, of that reporting unit must be compared to the total market value derived in the first step to determine impairment.

         The Company has elected early adoption of SFAS No. 142. Accordingly, the Company has stopped amortization of goodwill effective August 1, 2001. As a result of adopting SFAS No. 142, the Company has, retroactive to the beginning of the fiscal year, recorded an impairment charge of $144.1 million, net of tax. This impairment is recorded as a cumulative effect of a change in accounting principle. The impairment was measured as of the date of adoption, and relates to the Company's Commercial Print division in the Integrated Graphics segment. Goodwill related to the other divisions is not impaired. The gross impairment of goodwill was $147.5 million, which reduces total goodwill in the Integrated Graphics segment to $113.8 million. A professional services firm was engaged to assist in the valuation process. The restructuring activities that took place in the second quarter did not cause any additional impairment.

         Liquidity and Capital Resources

         Working capital decreased by $22.1 million from July 31, 2001. Since the first quarter of the current fiscal year, borrowings under the revolving credit agreement have been classified as current as this agreement expires on October 31, 2002. In previous quarters borrowings under this agreement were classified as long-term debt. At January 31, 2002, $35.0 million was classified as current under this agreement, compared to $75.0 million classified as long-term at July 31, 2001. Additionally, in the current quarter, the Company's profit sharing plan was funded, decreasing current liabilities by $13.3 million. The current ratio at January 31, 2002 was 2.0 to 1.

         Current inventory levels are believed to be in-line with the inventory levels necessary to satisfy customer demand. The Company anticipates having adequate sources of supply of raw materials to meet future business requirements.

                Wallace Computer Services, Inc. and Subsidiaries         Page 16
                   Notes to Consolidated Financial Statements
                                January 31, 2002
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Liquidity and Capital Resources, (continued)

         Of the outstanding debt as of January 31, 2002, $35.0 million has been borrowed under a five-year revolving Credit Agreement ("Credit Facility"), which provides for a maximum aggregate principal amount available to be borrowed of $200.0 million. The Company has $200.0 million of Senior Term Notes with institutional investors with a book value of $186.3 million classified as long-term debt with the earliest maturity in 2006.

         In addition to the Credit Facility and the senior notes, the Company has unsecured money market lines of $50.0 million under which $2.0 million was borrowed at January 31, 2002. The $2.0 million from the unsecured money market lines is classified as short-term debt.

         Of the remaining long-term debt, $15.0 million is made up of industrial revenue bonds at rates ranging from 1.35% to 1.45%. The balance of $7.5 million relates to acquisitions.

         Total debt currently represents 36.4% of total capitalization. Had the impairment of goodwill under SFAS No. 142 not been recorded this quarter, total debt to capitalization would have been 30.0%. The maximum amount as authorized by the Board of Directors for total borrowings is limited to $600 million.

         The Credit Facility and the Senior Notes maintain cross default provisions in which a violation of debt covenants in either debt instrument automatically triggers a default in the other. Under the most restrictive covenants, the Company must maintain a minimum interest coverage of 2.5 to 1, a funded debt to EBITDA ratio not greater than 3 to 1, consolidated indebtedness to consolidated total capitalization of less than 65% and maintain a minimum consolidated net worth of $421 million at quarter-end. The company has received an amendment to the Credit Facility to exclude up to $58 million in non-cash restructuring charges in the second quarter of fiscal year 2002 when computing the minimum interest coverage and funded debt to EBITDA tests. The Company is currently in compliance with all debt covenants and believes it would remain in compliance going forward. As a result of adopting SFAS No. 142 and subsequently recording the $144.1 million charge, net of tax, for goodwill impairment, the Company has sought an amendment to the Senior Note agreement that would reduce the net worth requirement by $75 million. At the time of this filing, a majority of the noteholders have agreed in concept with the proposed amendment and it is expected that the amended agreement will be executed in the third quarter of fiscal year 2002.

         Capital expenditures for the quarter totaled $5.4 million. For the full fiscal year, capital expenditures are expected to be between $20 and $30 million, which are expected to be financed through internally generated funds and by borrowing against the Credit Facility.

         Stockholders' equity decreased 25.8% to $431.0 million at January 31, 2002. Almost the entire decrease can be attributed to the impairment charge taken as a result of adopting SFAS No. 142.

                Wallace Computer Services, Inc. and Subsidiaries         Page 17
                   Notes to Consolidated Financial Statements
                                January 31, 2002
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Recently Issued Accounting Pronouncements

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective in fiscal year 2003. SFAS No. 144 supersedes SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and Accounting Principles Board Opinion No. 30 which addresses the accounting and reporting relating to the disposal of a segment of a business. It is anticipated that the adoption of SFAS No. 144 will not have a significant impact on the financial position or results of operations of the Company.

         Common Stock

         On September 8, 1999, the Board of Directors increased the annualized dividend rate to $0.66 per share, a 3.1% increase from fiscal year 1999. Since that time, the Board of Directors maintained the quarterly dividend rate of $0.165 per share.

         During the first quarter of fiscal year 2002, the Company purchased 300,200 shares of Wallace common stock. No shares were repurchased during the second quarter of fiscal year 2002. Total repurchases through January 31, 2002, against the $100 million authorized by the Board in June 1997, have been $98.5 million. On January 25, 2000 the Board of Directors approved an additional $100 million share repurchase authorization.

               Wallace Computer Services, Inc. and Subsidiaries          Page 18
                   Notes to Consolidated Financial Statements
                                January 31, 2002
                                   (Unaudited)



                            Part II Other Information

Items 1 through 3          None

Item 4  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on December 5, 2001. The results of the three proposals put to a shareholder vote are as follows:

1) Election of directors for the class of directors

                                                For              Withheld
                                             ----------         -----------
         Bettye Martin Musham                36,944,200           774,331
         Andrew J. McKenna, Jr.              37,015,253           703,278


2) Approval of the 2001 Stock Incentive Plan

                  For              Against         Abstain
              ----------          ---------       ---------
              29,606,037          7,613,843        498,651

3) Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year 2002

                  For              Against         Abstain
              ----------          ---------       ---------
              37,253,083            432,562         32,886

                Wallace Computer Services, Inc. and Subsidiaries         Page 19
                   Notes to Consolidated Financial Statements
                                January 31, 2002
                                   (Unaudited)


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

Item 6   Exhibits and Reports on Form 8-K

      (a)  Exhibits

           10.1 Wallace Computer Services, Inc. 2001 Stock Incentive Plan dated December 5, 2001, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2001.

           10.2 Separation Agreement effective as of October 17, 2001 between the Company and Michael A. Anderson, filed herewith.

      (b)  Reports on Form 8-K

           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         WALLACE COMPUTER SERVICES, INC.





         March 15, 2002                              /s/ M. David Jones
    ------------------------                 -----------------------------------
                 Date                                   M. David Jones
                                               Chairman of the Board and Chief
                                                      Executive Officer


        March 15, 2002                               /s/ Vicki L. Avril
    ------------------------                 -----------------------------------
                 Date                                   Vicki L. Avril
                                                Senior Vice President and Chief
                                                      Financial Officer
                                                (Principal Accounting Officer)