Form 10-Q
period 2002-04-30
WALLACE COMPUTER SERVICES INC
filed 2002-06-12
CIK 104348

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


        April 30, 2002                                         1-6528
-----------------------------                        ---------------------------
For the quarterly period ended                          Commission file number


                         WALLACE COMPUTER SERVICES, INC.
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                     36-2515832
------------------------------           ---------------------------------------
 or Other Jurisdiction of                  (I.R.S. Employer Identification No.)
Incorporation or Organization)


        2275 Cabot Drive   Lisle, Illinois                60532
    -------------------------------------------        ------------
     (Address of Principal Executive Offices)           (ZIP CODE)


         (630) 588-5000                                41,590,884
----------------------------------        --------------------------------------
(Registrant's Telephone Number,            (Number of Common Shares Outstanding
      Including Area Code)                          as of June 1, 2002)


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

                         Wallace Computer Services, Inc.                  Page 2
                                    FORM 10-Q
                    For Quarterly Period Ended April 30, 2002

                          Part I Financial Information

Item 1.  Financial Statements


     The information furnished herein reflects all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of operations and financial position for the nine months ended April 30, 2002, subject to year-end audit by independent public accountants. These adjustments are of a normal, recurring nature.

                Wallace Computer Services, Inc. and Subsidiaries
                    Consolidated Income Statement (Unaudited)

                                                                               For the Nine Months Ended
                                                                                        April 30
                                                             -------------------------------------------------------------
                                                                                    %                                 %
(In thousands, except per share amounts)                        2002              Sales           2001              Sales
----------------------------------------                     -----------         -------       -----------         -------
Net Sales                                                    $ 1,175,462           100.0       $ 1,287,165           100.0

Cost and Expenses
     Cost of goods sold (Note 1)                                 864,337            73.5           934,591            72.6
     Selling and administrative expenses                         179,689            15.3           191,039            14.8
     Provision for depreciation and
          amortization (Note 5)                                   50,674             4.3            58,975             4.6
Restructuring charges (Notes 7 and 8)                             38,194             3.2               724             0.1
                                                             -----------         -------       -----------         -------
          Total costs and expenses                             1,132,894            96.4         1,185,329            92.1
                                                             -----------         -------       -----------         -------
     Operating Income                                             42,568             3.6           101,836             7.9
                                                             -----------         -------       -----------         -------
     Interest income                                                (695)           (0.1)             (694)           (0.1)
     Interest expense                                             17,062             1.5            22,727             1.8
                                                             -----------         -------       -----------         -------
     Income before Income Taxes                                   26,201             2.2            79,803             6.2
     Provision for Income Taxes (Note 9)                          10,218             0.9            32,480             2.5
                                                             -----------         -------       -----------         -------
     Income before the cumulative effect of a change
          in accounting principle - net of tax                    15,983             1.4            47,323             3.7
     Cumulative effect of a change in accounting
          principle - net of tax (Note 5)                        144,078            12.3                 0             0.0
                                                             -----------         -------       -----------         -------
Net (Loss) / Income                                          $  (128,095)          (10.9)      $    47,323             3.7
                                                             ===========         =======       ===========         =======
Basic Earnings per Share Before the Cumulative Effect
     of a Change in Accounting Principle                     $      0.39                       $      1.16
                                                             ===========                       ===========
     Cumulative Effect of a Change in Accounting Principle   $     (3.50)                      $      0.00
                                                             ===========                       ===========
     Basic (Loss) / Earnings per Share                       $     (3.11)                      $      1.16
                                                             ===========                       ===========
Diluted Earnings per Share Before the Cumulative Effect
     of a Change in Accounting Principle                     $      0.38                       $      1.16
                                                             ===========                       ===========
     Cumulative Effect of a Change in Accounting Principle   $     (3.46)                      $      0.00
                                                             ===========                       ===========
     Diluted (Loss) / Earnings per Share                     $     (3.08)                      $      1.16
                                                             ===========                       ===========
Average Common Shares Outstanding (Note 11)                       41,218                            40,635
                                                             ===========                       ===========
Diluted Common Shares Outstanding (Note 11)                       41,619                            40,881
                                                             ===========                       ===========
Dividends Declared Per Share                                 $     0.495                       $     0.495
                                                             ===========                       ===========


      The accompanying notes are an integral part of this statement.

                         Wallace Computer Services, Inc.                  Page 3
                                    FORM 10-Q
                    For Quarterly Period Ended April 30, 2002


                Wallace Computer Services, Inc. and Subsidiaries
                    Consolidated Income Statement (Unaudited)

                                                          For the Three Months Ended
                                                                    April 30
                                               ------------------------------------------------
                                                                 %                         %
(In thousands, except per share amounts)          2002         Sales       2001          Sales
----------------------------------------       ---------      -------    ---------      -------
Net Sales                                      $ 369,198        100.0    $ 416,199        100.0

Cost and Expenses
     Cost of goods sold (Note 1)                 268,071         72.6      303,145         72.8
     Selling and administrative expenses          56,147         15.2       62,626         15.0
     Provision for depreciation and
          amortization (Note 5)                   15,923          4.3       19,975          4.8
     Restructuring charges (Notes 7 and 8)         5,362          1.5           30          0.0
                                               ---------      -------    ---------      -------
          Total costs and expenses               345,503         93.6      385,776         92.7
                                               ---------      -------    ---------      -------
     Operating Income                             23,695          6.4       30,423          7.3
                                               ---------      -------    ---------      -------
     Interest income                                (160)        (0.0)        (152)        (0.0)
     Interest expense                              4,998          1.4        7,113          1.7
                                               ---------      -------    ---------      -------
     Income before income taxes                   18,857          5.1       23,462          5.6
     Provision for income taxes (Note 9)           7,354          2.0        9,549          2.3
                                               ---------      -------    ---------      -------
Net Income                                     $  11,503          3.1    $  13,913          3.3
                                               =========      =======    =========      =======

Basic Earnings per Share                       $    0.28                 $    0.34
                                               =========                 =========
Diluted Earnings per Share                     $    0.27                 $    0.34
                                               =========                 =========

Average Common Shares Outstanding (Note 11)       41,454                    40,884
                                               =========                 =========
Diluted Common Shares Outstanding (Note 11)       42,001                    41,269
                                               =========                 =========
Dividends Declared Per Share                   $   0.165                 $   0.165
                                               =========                 =========

The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries          Page 4
                           Consolidated Balance Sheet

                                                                  April 30, 2002
(Dollars in thousands)                                              (Unaudited)    July 31, 2001
-----------------------------------------------------------       -------------    -------------
Assets
Current Assets:
     Cash and cash equivalents                                     $         0      $         0
     Accounts receivable                                               261,467          291,222
     Less-allowance for doubtful accounts                               11,931            7,896
                                                                   -----------      -----------
         Net receivables                                               249,536          283,326
     Inventories (Note 1)                                               91,370          100,922
     Assets held for sale (Notes 7 and 8)                               13,367            1,215
     Current and deferred income taxes                                  34,856           27,498
     Advances and prepaid expenses                                       5,895            4,321
                                                                   -----------      -----------
         Total current assets                                          395,024          417,282
                                                                   -----------      -----------
Property, plant and equipment, at cost                                 818,330          893,273
Less-reserves for depreciation and amortization                        493,748          502,107
                                                                   -----------      -----------
     Net property, plant and equipment                                 324,582          391,166
                                                                   -----------      -----------
Goodwill, net of amortization (Note 5)                                 140,311          284,664
Cash surrender value of life insurance                                  15,890           15,201
System development costs, net of amortization                           50,741           55,516
Other assets                                                             2,549            2,836
                                                                   -----------      -----------
     Total assets                                                  $   929,097      $ 1,166,665
                                                                   ===========      ===========
Liabilities and Stockholders' Equity
Current Liabilities:
       Current maturities of long-term debt                        $       856      $       997
     Short-term notes payable                                           11,000            3,003
       Accounts payable                                                 98,882           97,384
       Accrued salaries, wages, profit sharing and other                67,379           90,461
                                                                   -----------      -----------
           Total current liabilities                                   178,117          191,845
                                                                   -----------      -----------
Long-term debt                                                         209,353          284,087
Deferred income taxes                                                   49,982           60,385
Deferred compensation and retirement benefits                           42,086           39,128
Other long-term liabilities                                             10,572           10,603
Stockholders' equity
     Common stock (Note 2)- issued shares of
         45,764,055 at April 30, 2002 and July 31, 2001                 45,764           45,764
     Additional capital                                                 41,178           39,770
     Deferred compensation                                               3,065            3,301
     Retained earnings                                                 419,990          570,507
     Treasury stock  (at cost)- 4,378,615 shares at
           April 30, 2002 and 4,785,511 shares at
         July 31, 2001                                                 (71,010)         (78,403)
     Accumulated other comprehensive loss (Note 4)                           0             (322)
                                                                   -----------      -----------
     Total stockholders' equity                                        438,987          580,617
                                                                   -----------      -----------
Total liabilities and stockholders' equity                         $   929,097      $ 1,166,665
                                                                   ===========      ===========

The accompanying notes are an integral part of this statement

                Wallace Computer Services, Inc. and Subsidiaries          Page 5
                Consolidated Statement of Cash Flows (Unaudited)

                                                            For the Nine Months Ended
(Dollars in thousands)                                              April 30
----------------------                                      ------------------------
                                                               2002           2001
                                                            ---------      ---------
Cash Flows from Operating Activities:
     Net (loss) / income from operations                    $(128,095)     $  47,323
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Cumulative effect of a change in accounting
              principle (Note 5)                              144,078              0
         Depreciation                                          42,044         46,259
         Amortization                                           8,630         12,716
         Restructuring charges                                 23,518            355
         Debt cost amortization                                 1,296          1,189
         Deferred taxes                                       (10,416)           (87)
         Loss on disposal of property                              41              7
     Changes in assets and liabilities
         Accounts receivable                                   34,437          4,248
         Inventories                                            9,269         (6,998)
         Advances and prepaid expenses                         (2,664)         2,348
         Prepaid taxes                                         (7,580)         2,196
         Other assets                                             403         11,771
         Accounts payable and other liabilities               (21,618)        (7,618)
         Deferred compensation and retirement benefits          2,959          2,613
                                                            ---------      ---------
     Net cash provided by operating activities                 96,302        116,322
                                                            ---------      ---------
Cash Flows from Investing Activities:
     Capital expenditures                                     (16,214)       (30,025)
     Proceeds from disposal of property                         7,092          1,371
     Other capital investments-acquisitions (Note 10)          (4,818)             0
                                                            ---------      ---------
     Net cash used in investing activities                    (13,940)       (28,654)
                                                            ---------      ---------
Cash Flows from Financing Activities:
     Treasury stock transactions                               (4,481)        (7,096)
     Cash dividends paid                                      (20,401)       (20,121)
     Proceeds from issuance of common stock                    11,010          5,386
     Net proceeds from/(retirements of) short-term debt         7,578         (3,405)
     Retirement of long-term debt                             (95,791)      (161,935)
     Proceeds from issuance of long-term debt                  19,723         95,000
                                                            ---------      ---------
     Net cash used in financing activities                    (82,362)       (92,171)
                                                            ---------      ---------
Net changes in cash and cash equivalents                            0         (4,503)
Cash and cash equivalents at beginning of year                      0          4,505
                                                            ---------      ---------
Cash and cash equivalents at April 30                       $       0      $       2
                                                            =========      =========
Supplemental Disclosure:
     Interest paid (net of interest capitalized)            $  16,931      $  23,849
     Income taxes paid (net of refunds received)               23,852         31,597


The accompanying notes are an integral part of this statement.

                Wallace Computer Services, Inc. and Subsidiaries          Page 6
                   Notes to Consolidated Financial Statements
                                 April 30, 2002
                                   (Unaudited)

Note 1 - Inventories

         Inventories at April 30, 2002, and July 31, 2001, were as follows:

            (Dollars in thousands)     April 30, 2002
                                         (Unaudited)      July 31, 2001
            -----------------------    --------------     -------------
            Raw materials                $   11,498        $    $15,623
            Work in process                  17,728              16,531
            Finished products                62,144              68,768
                                         ----------        ------------
                                         $   91,370        $    100,922
                                         ==========        ============

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


Note 2 - Capital Stock

         As of April 30, 2002, options to purchase 3,112,733 shares of common stock were outstanding and an additional 4,039,716 shares of common stock were available for future grants under the Company's Stock Incentive and Employee Stock Purchase Plans.

         The Company has authorized 100,000,000 shares of common stock and issued 45,764,055 as of both April 30, 2002 and July 31, 2001. Of these shares, 4,378,615 and 4,785,511 were held in treasury as of April 30, 2002 and July 31, 2001, respectively.


Note 3 - Segment Reporting

         The Company operates in two business segments, the Forms and Labels segment and the Integrated Graphics segment.

         The principal products and services supplied by the Forms and Labels Segment include the design and manufacture of paper based forms, the manufacture of both electronic data processing (EDP) labels and prime labels, and the manufacture and distribution of a standard line of office products. The principal products and services supplied by the Integrated Graphics Segment include the design and manufacture of high-color, high quality marketing and promotional materials, and the manufacture of direct response printing materials. Both segments offer services to customers including warehousing and distribution, kitting and fulfillment, print on demand and contract outsourcing.

                Wallace Computer Services, Inc. and Subsidiaries          Page 7
                   Notes to Consolidated Financial Statements
                                 April 30, 2002
                                   (Unaudited)

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

         Summarized segment data and a reconciliation to the consolidated totals for the quarters ended April 30, 2002 and 2001 are as follows:


Quarter Ended April 30, 2002           External   Restructuring  Income before
(Amounts in Thousands)                    Sales         Charge    Income Taxes
--------------------------------------------------------------------------------
Forms and Labels Segment               $184,335          $1,036        $20,512
Integrated Graphics Segment             184,863           3,335          8,545
--------------------------------------------------------------------------------
Segment Total                           369,198           4,371         29,057
--------------------------------------------------------------------------------
Corporate / (Net Interest Expense)            0               0         (4,838)
Restructuring Charge - Corporate              0             991         (5,362)
--------------------------------------------------------------------------------
Consolidated                           $369,198          $5,362        $18,857
================================================================================

Quarter Ended April 30, 2001           External   Restructuring  Income before
(Amounts in Thousands)                    Sales         Charge    Income Taxes
--------------------------------------------------------------------------------
Forms and Labels Segment               $196,889          $   42        $17,736
Integrated Graphics Segment             219,310             290         12,717
--------------------------------------------------------------------------------
Segment Total                           416,199             332         30,453
--------------------------------------------------------------------------------
Corporate / (Net Interest Expense)            0               0         (6,961)
Restructuring Charge - Corporate              0            (302)           (30)
--------------------------------------------------------------------------------
Consolidated                           $416,199          $   30        $23,462
================================================================================

                Wallace Computer Services, Inc. and Subsidiaries          Page 8
                   Notes to Consolidated Financial Statements
                                 April 30, 2002
                                   (Unaudited)

Note 3 - Segment Reporting (continued)

         Summarized segment data and a reconciliation to the consolidated totals for the nine months ended April 30, 2002 and 2001 are as follows:


Nine Months Ended April 30, 2002      External    Restructuring   Income before
(Amounts in Thousands)                   Sales          Charge     Income Taxes
--------------------------------------------------------------------------------
Forms and Labels Segment            $  588,594          $ 5,592         $60,431
Integrated Graphics Segment            586,868           28,134          20,331
--------------------------------------------------------------------------------
Segment Total                        1,175,462           33,726          80,762
--------------------------------------------------------------------------------
Corporate / (Net Interest Expense)           0                0         (16,367)
Restructuring Charge - Corporate             0            4,468         (38,194)
--------------------------------------------------------------------------------
Consolidated                        $1,175,462          $38,194         $26,201
================================================================================

Nine Months Ended April 30, 2001      External    Restructuring   Income before
(Amounts in Thousands)                   Sales          Charge     Income Taxes
--------------------------------------------------------------------------------
Forms and Labels Segment            $  627,158          $    42         $65,552
Integrated Graphics Segment            660,007              581          37,008
--------------------------------------------------------------------------------
Segment Total                        1,287,165              623         102,560
--------------------------------------------------------------------------------
Corporate / (Net Interest Expense)           0                0         (22,033)
Restructuring Charge - Corporate             0              101            (724)
--------------------------------------------------------------------------------
Consolidated                        $1,287,165          $   724         $79,803
================================================================================

         Segment assets, particularly the Integrated Graphics segment, have been impacted by restructuring and SFAS No. 142. The adoption of SFAS No. 142 and the related goodwill impairment charge reduced Integrated Graphics goodwill by $147.5 million. Segment assets as of April 30, 2002 were $476.4 million for Integrated Graphics, $346.3 million for Forms and Labels, and $106.4 million for Corporate versus $627.4 million for Integrated Graphics, $424.8 million for Forms and Labels, and $114.5 million for Corporate at July 31, 2001.

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

         In the second quarter of fiscal year 2001, the Company entered into two interest rate swap agreements ("Swaps") which effectively converted $75 million of floating rate debt under the revolving Credit Facility ("Credit Facility") to fixed rate debt. The purpose for entering into the Swaps was to better match the Company's assets and liabilities and reduce its exposure to interest rate risk. As required by the Company's hedging and derivative use policy such Swaps were entered into with high quality, independent counterparties at market pricing. These parties were

                Wallace Computer Services, Inc. and Subsidiaries          Page 9
                   Notes to Consolidated Financial Statements
                                 April 30, 2002
                                   (Unaudited)

Note 4 - Accounting for Derivative Instruments and Hedging Activities
         (continued)

         rated A1 and/or A+ or higher by Moody's and Standard & Poors. The Swaps had a term that was one year or less from the date of inception. These Swaps were considered cash flow hedges and, accordingly, the fair market values of the Swaps were recorded as liabilities in "accrued salaries, wages, profit sharing and other" in the current liabilities section of the balance sheet. "Accumulated other comprehensive loss" in the equity section of the balance sheet reflects the after-tax charge to equity corresponding to the fair market value of the Swaps. The accumulated other comprehensive loss related to the Swaps is included in comprehensive income. Any net gain or loss on the Swaps, which is not significant in fiscal year 2002, is reflected in interest expense in the income statement. In the second quarter of fiscal year 2002, the Company settled the Swaps and has no other derivative financial instruments outstanding.


Note 5 - Change in Accounting Principle

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company is required to adopt the provisions of SFAS No. 142 on August 1, 2002, but had the option of adopting early, as of August 1, 2001. Under SFAS No. 142, goodwill is no longer amortized, and the rules for measuring goodwill impairment use a fair-value-based test. Under the new rules, a fair value of each of the Company's reporting units with assigned goodwill must be calculated using either market comparables or a discounted cash flow approach, or a combination thereof. Once the fair value of the reporting unit has been determined, the book value of net assets, including intangibles, of that reporting unit must be compared to the total market value derived in the first step to determine impairment.

         The Company has elected early adoption of SFAS No. 142. Accordingly, the Company has stopped amortization of goodwill effective August 1, 2001. However, goodwill amortization continues to be recorded in historical periods.

         In completing the transitional impairment test required under SFAS No. 142, the Company determined the carrying amount of its various reporting units and compared that amount to its fair value. Fair value was determined with the assistance of an outside professional services firm using a combination of market comparables and discounted cash flow approaches. The carrying amount of the Company's Commercial Print division was above its fair value and, as a result, impairment existed. The amount of impairment was determined using the "implied fair value" of the Commercial Print division reporting unit as required by SFAS No.
         142. As a result of the impairment test, the Company recognized an impairment charge to write-off goodwill in the amount of $147.5 million ($144.1 million net of tax) relating to the Commercial Print division in the Integrated Graphics segment. The impairment loss is recognized in the statement of operations under the caption "cumulative effect of a change in accounting principle." In accordance with SFAS No. 142, this charge was recorded as of the beginning of fiscal year 2002.

                Wallace Computer Services, Inc. and Subsidiaries         Page 10
                   Notes to Consolidated Financial Statements
                                 April 30, 2002
                                   (Unaudited)

Note 5 - Change in Accounting Principle (continued)

         Had the provisions of SFAS No. 142 been applied for the three months and nine months ended April 30, 2001, the Company's net income, before the cumulative effect of a change in accounting principle, and net income per share would have been as follows:


         (In thousands, except                           For the Three Months Ended April 30
         per share amounts)                              2002                          2001
                                                       -------                        -------
         Net Income, as reported                       $11,503                        $13,913
              Add:
                Goodwill amortization                        0                          2,004
                Tax effect                                   0                           (103)
                                                       -------                        -------
              Adjusted Net Income                      $11,503                        $15,814
                                                       =======                        =======

         Basic Earnings per Share, as reported         $  0.28                        $  0.34
         Effect of SFAS No. 142                        $  0.00                        $  0.05
                                                       -------                        -------
         Adjusted Basic Earnings per Share             $  0.28                        $  0.39
                                                       =======                          =====

         Diluted Earnings per Share, as reported       $  0.27                        $ $0.34
         Effect of SFAS No. 142                        $  0.00                        $  0.04
                                                       -------                        -------
         Adjusted Diluted Earnings per Share           $  0.27                        $  0.38
                                                       =======                        =======

                Wallace Computer Services, Inc. and Subsidiaries         Page 11
                   Notes to Consolidated Financial Statements
                                 April 30, 2002
                                   (Unaudited)

Note 5 - Change in Accounting Principle (continued)


         (In thousands, except                           For the Nine Months Ended April 30
         per share amounts)                                   2002                 2001
                                                           ----------          ----------
         Net Income Before the Cumulative Effect
              of a Change in Accounting Principle          $   15,983          $   47,323
            Add:
              Goodwill amortization                                 0               5,999
              Tax effect                                            0                 (39)
                                                           ----------          ----------
            Adjusted Net Income Before the
              Cumulative Effect of a Change in
              Accounting Principle                         $   15,983          $   53,283
                                                           ==========          ==========

         Basic Earnings per Share, as reported             $     0.39          $     1.16
         Effect of SFAS No. 142                            $     0.00          $     0.15
                                                           ----------          ----------
         Adjusted Basic Earnings per Share                 $     0.39          $     1.31
                                                           ==========          ==========

         Diluted Earnings per Share, as reported           $     0.38          $     1.16
         Effect of SFAS No. 142                            $     0.00          $     0.14
                                                           ----------          ----------
         Adjusted Diluted Earnings per Share               $     0.38          $     1.30
                                                           ==========          ==========



         Apart from goodwill, the Company has no other material identified intangible assets resulting from acquisitions recorded on the balance sheet. Changes in the carrying amount of goodwill (net), by segment, for the nine months ended April 30, 2002, are as follows:

                                                   Forms and Labels  Integrated Graphics
             (Dollars in thousands)                      Segment           Segment            Total
             ---------------------------           ----------------  -------------------    --------
             Balance as of July 31, 2001                 $23,360           $261,304         $284,664
             Pretax Impairment adjustment -
                  adoption of SFAS No. 142                     0           (147,500)        (147,500)
             Thomas Packaging Acquisition (Note 10)        3,147                  0            3,147
                                                         -------           --------         --------
             Balance as of April 30, 2002                $26,507           $113,804         $140,311
                                                         =======           ========         ========


                Wallace Computer Services, Inc. and Subsidiaries         Page 12
                   Notes to Consolidated Financial Statements
                                 April 30, 2002
                                   (Unaudited)


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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective in fiscal year 2003. SFAS No. 144 supersedes SFAS No. 121," Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." However SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long lived assets to be "held and used." It is anticipated that the adoption of SFAS No. 144 will not have a significant impact on the financial position or results of operations of the Company.


Note 7 - Fiscal 2002 Restructuring

         In the first quarter of fiscal year 2002 the Company implemented a restructuring program of which $5.4 million was recognized in the current quarter and $38.2 million year to date. The restructuring charge is presented separately as a component of income from operations in the statement of operations. The restructuring initiatives are aimed at improving the overall level of organizational efficiency and effectiveness, consolidating and rationalizing existing facilities and processes, and reducing the overall cost base of the Company. The restructuring charges recognized include employee severance costs, asset write-downs, equipment moving costs, consulting charges directly related to the restructuring and other miscellaneous costs. The costs related to equipment moving and consulting were expensed as incurred. The Company anticipates that the restructuring program will be completed by the end of the fiscal year. It is anticipated that the aggregate charges associated with the restructuring will be in the $42-$45 million range with a majority of those charges related to the Integrated Graphics segment.

         The following table summarizes the activity in the restructuring reserve during the first nine months of fiscal year 2002:

(Amounts in Thousands)
-------------------------------------------------------------------------------------------------------------
                              Employee          Asset Write-downs  Other Charges         Total Restructuring
                              Termination       (non-cash)
                              Benefits
-------------------------------------------------------------------------------------------------------------
Restructuring Provision       $ 8,312            $ 23,517           $ 6,365                $ 38,194

-------------------------------------------------------------------------------------------------------------
Cash Payments                  (7,481)                  0            (5,386)                (12,866)
Non-cash items                      0             (23,517)                0                 (23,518)
-------------------------------------------------------------------------------------------------------------
Reserve balance April 30,     $   831            $      0           $   979                $  1,810
2002
-------------------------------------------------------------------------------------------------------------

                Wallace Computer Services, Inc. and Subsidiaries         Page 13
                   Notes to Consolidated Financial Statements
                                 April 30, 2002
                                   (Unaudited)

Note 7 - Fiscal 2002 Restructuring (continued)

         The restructuring plan, implemented in the first quarter of fiscal year 2002, included the closing of six manufacturing facilities, one distribution and fulfillment center, one multi-use facility and workforce reductions in excess of 10% of the total workforce. Cash proceeds are being derived in the restructuring through the sale of three manufacturing facilities and sales of equipment and buildings. The related assets from these manufacturing facilities and disposed equipment have been written down to net realizable value as of April 30, 2002 and categorized separately as "assets held for sale" in the current asset portion of the balance sheet. Through the end of the third quarter, 797 employees have been terminated or notified of termination, 753 of which were from plant locations and 44 from the corporate headquarters.

Note 8 - Fiscal 2000 Restructuring

         In February 2000, the Company announced a plan to restructure its operations, which resulted in non-recurring pre-tax expense totaling $41.6 million for fiscal year 2000. In fiscal year 2001, additional restructuring costs of $0.7 million were incurred primarily related to ongoing cash charges related to plant closing activities and restructuring administrative functions that had not previously been accrued in accordance with EITF 94-3. The restructuring costs are presented separately as a component of income from operations in the consolidated statements of income. At July 31, 2001, the Company had completed all activities related to the fiscal 2000 restructuring and has not recognized any additional costs for this restructuring in the current fiscal year.


Note 9 - Income Taxes

         The annual effective tax rate for fiscal year 2002 is 39.0%. The reduction in tax rate from the prior year is the result of the adoption of SFAS No. 142. The majority of the goodwill that had previously been amortized was not tax deductible. The tax rate was adjusted to 39.0% in the second quarter from 38.2% in the first quarter primarily due to the impact of the restructuring charge on pretax income. The annual effective tax rate for fiscal year 2001 was 40.7%.

Note 10 - Acquisitions

         On March 18, 2002, the Company acquired Thomas Packaging Corporation, a manufacturer of regulatory labels and inserts as well as prime labels for the pharmaceutical industry. The acquisition price, excluding fees, was $5.0 million of cash and a note payable of $0.6 million. As of April 30, 2002, the Company has recorded $3.1 million of goodwill related to this purchase.

Note 11 - Earnings per Share

         The following summarizes share information as a basis for both the basic and diluted earnings per share computation:

                                            Three Months          Nine Months
                                           Ended April 30        Ended April 30
                                        -------------------    -----------------
 (In thousands)                          2002         2001       2002      2001
------------------                      -------------------    -----------------
Average shares outstanding - basic       41,454      40,884     41,218    40,635
Effect of dilutive securities               547         385        401       246
                                        -------------------    -----------------
Average shares outstanding - diluted     42,001      41,269     41,619    40,881
                                        ===================    =================

                Wallace Computer Services, Inc. and Subsidiaries         Page 14
                   Notes to Consolidated Financial Statements
                                 April 30, 2002
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         For the three-month period ended April 30, 2002, net sales decreased 11.3% to $369.2 million from the quarter ended April 30, 2001. For the nine-month period ended April 30, 2002, net sales decreased 8.7% to $1,175.5 million from the same period in the prior year. Both segments were impacted by weak economic conditions. The Forms and Labels segment was also impacted by decreased sales of low margin stock paper as the Company discontinued all stock and computer paper production and will be sourcing this product going forward. The Integrated Graphics segment's sales also decreased in the current quarter due to the closing of five plants in conjunction with the fiscal 2002 restructuring.

         Contractual sales continued to increase in both segments, with faster growth on a smaller base in the Integrated Graphics segment. Continued growth in contractual sales is important in providing stability to the Company's profitability and utilization rates. Transactional sales (i.e. non-contract sales) volume was off in both segments. The decline in total transactional sales volume is spread across all areas, but the majority of the shortfall was in commercial print, which has been the area most severely affected by the slow economy. Additionally, approximately $18 million of the reduction is related to discontinued operations and exiting the production of low margin products in conjunction with the fiscal 2002 restructuring program.

         In the first quarter of fiscal year 2002 the Company implemented a new restructuring program of which $5.4 million was recognized in the current quarter and $38.2 million was recognized in the current year to date period. The restructuring plan included the closing of six manufacturing facilities, one distribution and fulfillment center, one multi-use facility and workforce reductions of over 10% of the total workforce. The restructuring initiatives were aimed at improving the overall level of organizational efficiency and effectiveness, consolidating and rationalizing existing facilities and processes, and reducing the overall cost base of the Company. The Company has a reserve of $1.8 million as of quarter end for costs directly related to the restructuring. It is currently estimated that an additional $4 million to $7 million of charges could still be incurred relating to this restructuring initiative. This is an increase from total anticipated restructuring charges at the end of the second quarter. The increase is due to higher than originally anticipated reductions in workforce, equipment move costs, and less than expected cash proceeds from asset sales. The majority of the restructuring charge relates to the Integrated Graphics segment.

         It is anticipated that cash proceeds derived in the restructuring through the sale of disposed equipment, working capital improvements and improved operations will more than offset cash charges from the restructuring in fiscal year 2002. The restructuring is also expected to have a positive impact on cash flow in fiscal year 2003 and beyond, and should result in annual earnings improvement of approximately $13.0 million. For further information regarding the fiscal year 2002 restructuring charge, see footnote 7.

         In the nine months ended April 30, 2001 the Company recognized $0.7 million of residual restructuring charges related to an earlier restructuring initiative ("2000 restructuring") announced in the third quarter of fiscal year 2000. The 2000 restructuring was undertaken as the Company was experiencing continued softness in the high-quality color marketing and promotional printing markets as well as issues related to the integration of the Graphic Industries acquisition. The Company's 2000 restructuring plan was approved, committed to, and for the most part, executed in the third quarter of fiscal year 2000 with only minor charges incurred in fiscal year 2001. The Company has not incurred any charges related to the 2000 restructuring in fiscal year 2002 and does not anticipate any future charges related to the 2000 restructuring.

                Wallace Computer Services, Inc. and Subsidiaries         Page 15
                   Notes to Consolidated Financial Statements
                                 April 30, 2002
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company is required to adopt the provisions of SFAS No. 142 on August 1, 2002, but had the option of adopting early, as of August 1, 2001. Under SFAS No. 142, goodwill is no longer amortized, and the rules for measuring goodwill impairment use a fair-value-based test. Under the new rules, a fair value of each of the Company's reporting units with assigned goodwill must be calculated using either market comparables or a discounted cash flow approach, or a combination thereof. Once the fair value of the reporting unit has been determined, the book value of net assets, including intangibles, of that reporting unit must be compared to the total market value derived in the first step to determine impairment.

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

         Cost of sales for the quarter was 72.6% of sales as compared to 72.8% in the third quarter of last year. LIFO income was $0.4 million in the current quarter versus income of $0.2 million in the third quarter of last year. Cost of sales for the nine-month period ended April 30, 2002 was 73.5% of sales compared to 72.6% in the same period a year ago. Total LIFO income in the first three quarters of fiscal year 2002 was $0.4 million, while in the first three quarters of fiscal year 2001 total charges were $0.9 million.

         Year over year, the Forms and Labels segment's quarterly sales decreased 6.4% to $184.3 million, with operating income of $20.5 million and operating margin of 11.1% versus operating income of $17.7 million and an operating margin of 9.0% in the third quarter of last year. For the nine-month period ended April 30, 2002, segment sales decreased 6.1% to $588.6 million, with operating income of $60.4 million and an operating margin of 10.3%, versus operating income of $65.6 million and an operating margin of 10.5% in the prior year to date period. The adoption of SFAS No. 142 had minimal impact on operating income of this segment. Competitive market and current economic conditions have continued to put pressure on operating margins in this segment. As the effects of cost cutting and other restructuring measures have been realized, income has continued to improve for the past four sequential quarters, returning to the levels seen in the first half of fiscal 2001.

         The Integrated Graphics segment's quarterly sales decreased 15.7% to $184.9 million, with operating income of $8.5 million and operating margin of 4.6% versus operating income of $12.7 million and an operating margin of 5.8% in the third quarter of last year. For the nine-month period ended April 30, 2002, segment sales decreased 11.1% to $586.9 million, with operating income of $20.3 million and an operating margin of 3.5% versus operating income of $37.0 million and an operating margin of 5.6% in the prior year to date period. Had the provisions of SFAS No. 142 been in place in fiscal year 2001, operating income in the third quarter would have been $14.6 million or 6.6%. For the nine month period, on the

                Wallace Computer Services, Inc. and Subsidiaries         Page 16
                   Notes to Consolidated Financial Statements
                                 April 30, 2002
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


         same basis, operating income would have been $42.5 million or 6.4%. Competitive and economic pressures have been significant in this segment. The majority of the restructuring activity has occurred in this segment as the Company is in the process of standardizing its production processes and bringing costs in line with sales demand. The Company will also be strengthening capabilities in strategic local markets while continuing to focus on contract business. As part of the restructuring plan, the Company has closed two plants and disposed of three in this segment. The plant closures and plant sales are responsible for approximately $12 million of the segment's quarterly sales decline. Although the Company will be losing approximately $55 million annually in transactional sales from the closed and sold facilities, margins for the entire Commercial Print division are expected to show year over year improvement.

         Selling and administrative expenses as a percent of sales for the third quarter were 15.2% versus 15.0% last year. Selling and administrative expenses declined 10.3% from the prior year's third quarter. A portion of the decline can be attributed to the variable selling expenses which declined due to lower sales volume. In addition, cost reductions and restructuring initiatives have helped reduce selling and administrative expense to the current levels.

         Depreciation and amortization for the quarter was $15.9 million or 4.3% of sales versus $20.0 million or 4.8% of sales in the third quarter a year ago. Software amortization expense is up 16% over the prior year's third quarter due to enhancements made to the Company's order entry, customer service, and inventory management system in the past year. Goodwill amortization declined $2.0 million due to the adoption of SFAS No. 142. Depreciation expense declined 16.0% in the current quarter as a result of disposing of assets in the restructuring.

         Interest expense for the quarter was $5.0 million, down from $7.1 million last year. The majority of the decrease in interest expense can be attributed to debt reduction. Declining interest rates, however, account for a portion of the reduction. Interest income for the quarter was consistent year-to-year.

         The annual effective tax rate for fiscal year 2002 is 39.0%. The reduction in tax rate from the prior year is the result of the adoption of SFAS No. 142. The majority of the goodwill that had previously been amortized was not tax deductible. The tax rate was adjusted to 39.0% in the second quarter from 38.2% in the first quarter primarily due to the impact of the restructuring charge on pretax income. The annual effective tax rate for fiscal year 2001 was 40.7%.

         Net income for the third quarter was $11.5 million or $0.27 per share, down from $13.9 million or $0.34 per share in the same quarter a year ago. Income before the cumulative effect of a change in accounting principle for the nine-month period ended April 30, 2002 decreased 66.2% to $16.0 million or $0.38 per share, from $47.3 million or $1.16 per share in the prior year to date period. Restructuring charges reduced earnings by $0.08 per share in the third quarter and $0.56 in the current year to date period.


         Liquidity and Capital Resources

         Working capital decreased by $8.5 million from July 31, 2001. Plant closures and plant sales, along with the decision to outsource stock and computer paper production, have reduced working capital needs. The decline in accounts receivables is the result of the declining sales volume. The current ratio at April 30, 2002 was 2.2 to 1.

                Wallace Computer Services, Inc. and Subsidiaries         Page 17
                   Notes to Consolidated Financial Statements
                                 April 30, 2002
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


         Liquidity and Capital Resources (continued)

         Current inventory levels are believed to be in-line with the inventory levels necessary to satisfy customer demand. The Company anticipates having adequate sources of supply of raw materials to meet future business requirements.

         As of April 30, 2002, there were no borrowings under a five-year revolving Credit Agreement ("Credit Facility"), which provides for a maximum aggregate principal amount available to be borrowed of $200.0 million. The Company has $200.0 million of Senior Term Notes with institutional investors with a book value of $186.8 million classified as long-term debt with the earliest maturity in 2006.

         In addition to the Senior Notes, the Company has unsecured money market lines of $25.0 million under which $11.0 million was borrowed at April 30, 2002. The $11.0 million from the unsecured money market lines is classified as short-term debt.

         Of the remaining long-term debt, $15.0 million is made up of industrial revenue bonds at rates ranging from 1.70% to 1.80%. The balance of $8.4 million relates to acquisitions.

         Total debt currently represents 33.5% of total capitalization. The maximum amount as authorized by the Board of Directors for total borrowings is limited to $600 million.

         The Credit Facility and the Senior Notes maintain cross default provisions in which a violation of debt covenants in either debt instrument automatically triggers a default in the other. Under the most restrictive covenants, the Company must maintain a minimum interest coverage of 2.5 to 1, a funded debt to EBITDA ratio not greater than 3 to 1, consolidated indebtedness to consolidated total capitalization of less than 65% and a minimum consolidated net worth of $421 million at quarter-end. The company has received an amendment to the Credit Facility to exclude up to $58 million in non-cash restructuring charges in the second quarter of fiscal year 2002 when computing the minimum interest coverage and funded debt to EBITDA tests. The Company is currently in compliance with all debt covenants and will remain in compliance going forward. As a result of adopting SFAS No. 142 and subsequently recording the $144.1 million charge for goodwill impairments (net of tax), the Company has sought an amendment to the Senior Note Indenture to provide additional flexibility under the minimum consolidated net worth covenant. This amendment would exclude $75 million of the charge for goodwill impairment from the definition of net worth for purposes of meeting the minimum net worth test. In May 2002, subsequent to quarter end, the Company received the written consent to the amendment by the required noteholders and has submitted it to the trustee for execution. It is anticipated that the Senior Note Indenture will be legally modified in the fourth quarter.

         Capital expenditures for the quarter totaled $4.6 million. For the full fiscal year, capital expenditures are expected to be between $20 and $25 million, which are expected to be financed through internally generated funds and by borrowing against the Credit Facility.

         Stockholders' equity decreased 24.4% to $439.0 million from July 31, 2001. The decrease can be attributed to the impairment charge taken as a result of adopting SFAS No. 142.

                Wallace Computer Services, Inc. and Subsidiaries         Page 18
                   Notes to Consolidated Financial Statements
                                 April 30, 2002
                                   (Unaudited)


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

         Common Stock

         On September 8, 1999, the Board of Directors increased the annualized dividend rate to $0.66 per share, a 3.1% increase from fiscal year 1999. Since that time, the Board of Directors has maintained the quarterly dividend rate of $0.165 per share.

         During the first quarter of fiscal year 2002, the Company purchased 300,200 shares of Wallace common stock. No shares were repurchased during the second or third quarters of fiscal year 2002. Total repurchases through April 30, 2002, against the $100 million authorized by the Board in June 1997, have been $98.5 million. On January 25, 2000 the Board of Directors approved an additional $100 million share repurchase authorization.

                Wallace Computer Services, Inc. and Subsidiaries         Page 19
                   Notes to Consolidated Financial Statements
                                 April 30, 2002
                                   (Unaudited)



                            Part II Other Information


Items 1 through 3          None

Item 4                     None

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

         10.2 Separation Agreement effective as of October 17, 2001 between the Company and Michael A. Anderson previously filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.

         10.3 The Company adopted in the third quarter an Amended and Restated Executive Severance Pay Plan, in which all "named executive officers" as that term is defined in Item 402(a)(3) of Regulation S-K with the exception of Messrs. Jones and Duffield are Level II participants and certain other executive employees are either Level I participants or Level II participants. A copy of the Amended and Restated Plan is attached.

                Wallace Computer Services, Inc. and Subsidiaries         Page 20
                   Notes to Consolidated Financial Statements
                                 April 30, 2002
                                   (Unaudited)



                      Part II Other Information (continued)


Item 6   Exhibits and Reports on Form 8-K (continued)

         (b)   Reports on Form 8-K


               (1) A report on Form 8-K was filed on May 23, 2002 announcing the termination of the engagement of Arthur Andersen LLP as independent auditor and the engagement of Deloitte & Touche LLP as independent auditor effective June 16, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         WALLACE COMPUTER SERVICES, INC.





     June 12, 2002                           /s/ M. David Jones
 --------------------          -------------------------------------------------
          Date                                  M. David Jones
                               Chairman of the Board and Chief Executive Officer


     June 12, 2002                           /s/ Vicki L. Avril
 --------------------          -------------------------------------------------
          Date                                  Vicki L. Avril
                               Senior Vice President and Chief Financial Officer
                                       (Principal Accounting Officer)