Form 10-K
period 2002-07-31
WALLACE COMPUTER SERVICES INC
filed 2002-10-23
CIK 104348

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended July 31, 2002       Commission File Number 1-6528

                         Wallace Computer Services, Inc.
                         -------------------------------
             (Exact name of the Company as specified in its charter)

          Delaware                                       36-2515832
          --------                                       -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

   2275 Cabot Drive   Lisle, Illinois                    60532
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

   Company's telephone number, including area code:            (630) 588-5000
                                                                --------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
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

State the aggregate market value of the voting stock held by nonaffiliates of the Company. $721,141,959 (based on the October 4, 2002, closing price of these shares on the New York Stock Exchange)

Indicate the number of shares outstanding of each of the Company's classes of common stock, as of the latest practicable date. As of October 4, 2002, 41,829,580 shares of Common Stock were outstanding.

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

                                TABLE OF CONTENTS

Form 10-K
Item No.              Name of Item                                                           Page
--------              ------------                                                           ----
Part I

     Item 1           Business                                                                 3
     Item 2           Properties                                                               9
     Item 3           Legal Proceedings                                                       12
     Item 4           Submission of Matters to a Vote of
                      Security Holders                                                        12

Part II

     Item 5           Market for the Company's Common Equity and
                      Related Stockholder Matters                                             12
     Item 6           Selected Financial Data                                                 14
     Item 7           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                           16
     Item 7(A)        Quantitative and Qualitative Disclosures About
                      Market Risk                                                             28
     Item 8           Financial Statements and Supplementary Data                             28
     Item 9           Changes in and Disagreements With Accountants
                      on Accounting and Financial Disclosure                                  28

Part III

     Item 10          Directors and Executive Officers of the
                      Company                                                                 29
     Item 11          Executive Compensation                                                  31
     Item 12          Security Ownership of Certain Beneficial
                      Owners and Management                                                   31
     Item 13          Certain Relationships and Related
                      Transactions                                                            31
     Item 14          Controls and Procedures                                                 31

Part IV

     Item 15          Exhibits, Financial Statement Schedules,
                      and Reports on Form 8-K                                                 32

     Signatures                                                                               33

     Exhibit Index                                                                            64

                                     Part I


Item 1  Business

(a) General Development of Business

Wallace Computer Services, Inc. (the "Company") was founded in 1908 as an Illinois corporation under the name "Wallace Press, Inc." It was reorganized in June 1963 as "Wallace Business Forms, Inc.," a Delaware corporation. The name was changed in November 1981 to "Wallace Computer Services, Inc." to reflect the broad array of products sold by the Company to computer users.

The Company has grown both organically and through acquisitions and has become an industry leader. The Company has expanded its capabilities beyond those of a traditional printer making numerous acquisitions and dispositions during the past five years.

In November 1997, the Company expanded its commercial printing capabilities with the acquisition of Graphic Industries, Inc. ("Graphic"), a group of 20 companies representing one of the largest networks of sheet-fed commercial printing companies in the United States. Graphic focused on high-quality, short-to-medium run collateral and high color marketing materials and annual reports. The Company acquired Graphic through an all cash purchase of Graphic's common stock. The acquisition price was $308.3 million, $123.4 million of debt assumption and $6.1 million of transaction costs. In June 1998, the Company also expanded its product line in the fast growing label market with the acquisition of Good Decal Co., in Englewood, Colorado. Good Decal makes pressure sensitive labels, decals and screen printed graphic overlays. The purchase price for the acquisition was $12.3 million in cash plus a note payable of $1.0 million.

In December 1998, the Company sold substantially all of the assets of Visible Computer Supply, its contract stationer business, in a transaction that approximated book value. In February 1999, the Company sold Mercury Printing for $7.0 million. Both of these operations sold product lines that were not compatible with the Company's strategic direction.

In May 1999, the Company acquired Commercial Press, Inc., a West Coast commercial printer. This acquisition was made for $20.1 million in cash, $2.2 million of debt assumption, and a note payable of $2.3 million. The Company also acquired Denver Graphic, Inc., a small packaging label company, in May 1999. The acquisition was made for $3.0 million in cash and a note payable of $150,000.

On October 31, 1999, the Company sold Quadras, Inc. in a transaction that approximated book value. On January 18, 2000, the Company acquired Metro Printing, Inc. The acquisition price was $12.2 million in cash and $1.3 million of debt assumption.

During fiscal year 2002, the Company sold three commercial printing facilities in conjunction with a major restructuring. The three operations sold and their respective transaction close dates were: Austin, Texas on April 26, 2002; Rochester, New York on February 17, 2002 and New Orleans, Louisiana on January 18, 2002. All three sales were for less than book value, with a total of $7.1 million charged to restructuring.

On March 18, 2002, the Company acquired Thomas Packaging Corp., a manufacturer of regulatory labels and inserts as well as packaging labels for the pharmaceutical industry. This acquisition was made for $5.0 million in cash and a note payable of $0.6 million.

The Company has undergone two recent restructuring initiatives. In the third quarter of fiscal year 2000, the Company announced a restructuring plan in response to the continued softness in the high-quality color marketing and promotional printing market, along with other issues relating to the integration of the Graphic acquisition. The restructuring impacted both the Forms and Labels and Integrated Graphics segments of the business and addressed under-performing facilities, underutilized assets, and rationalization of certain product lines. Fiscal year 2000 results reflected a pretax charge of $41.6 million comprised of the write off of goodwill, the write off of abandoned software, the write down to net realizable value of property and equipment to be sold, and severance and outplacement costs. A residual charge of $0.5 million was recorded in fiscal year 2001. The restructuring resulted in the closing of four plants. All charges related to this restructuring were completed in fiscal year 2001.

In the first quarter of fiscal year 2002, the Company initiated a restructuring plan aimed at improving the overall level of organizational efficiency and effectiveness, consolidating and rationalizing existing facilities and processes, and reducing the overall cost base of the Company. Fiscal year 2002 results reflect a pretax charge of $43.3 million comprised of employee severance costs, asset write-downs, equipment moving costs, consulting charges directly related to the restructuring and other miscellaneous costs. The 2002 restructuring included the closing of six manufacturing facilities, one distribution and fulfillment center, one multi-use facility and employee reductions in excess of 10% of the total workforce.

(b) Financial Information About Segments

The Company reports its results in two business segments which reflect the Company's operations and strategies: Integrated Graphics and Forms and Labels. Financial and other information about the Company's segments is contained in
Note 14, Segment Reporting, in the Notes to Consolidated Financial Statements, in item 15(a) of Part IV of this report and in Item 7, Management's Discussion and Analysis.

(c) Narrative Description of Business

The Company is recognized as a leading provider of printed products and print management services to Fortune(R) 1000 customers. Products include commercial printing, high color promotional printing, high color marketing printing, digital printing, direct response printing, business forms, labels and office products. The Company's e-commerce and enterprise systems and distribution capabilities have allowed it to increase its emphasis on services as part of its offering. Services offered include distribution, outsourcing, custom programming, kitting, fulfillment, e-commerce and Web site development. Services such as inventory control and product distribution are sold both with and without printed product.

In 1998, the Company developed a service to help buyers of high-quality, high-color commercial printing ensure consistent print quality, outsource materials management, and maximize printing budget efficiency. This service is Total Print Management ("TPM"), which is provided to customers under a contractual arrangement. A measure of success of this program is the total volume of revenue generated under a contract. In fiscal year 2002, the volume of contract sales increased 4% over the prior year.

Providing TPM services would not be possible without an enterprise wide information system. Proprietary mainframe and midrange enterprise applications and extensive communications architecture give the Company the ability to effectively manage multiple stock keeping units (SKUs) and millions of customer transactions. These systems allow the Company to tailor interfaces to meet each customer's unique business needs and processes.

Central to the Company's service capability is the Wallace Information Network(TM) (W.I.N.(TM)), which connects its manufacturing and distribution facilities in a unique on-line, real time environment. In 1992, the Company introduced a proprietary PC-based system that blended Total Print Management tools with access to the transaction data housed in W.I.N. The functionality captured in that PC-based system was transformed into an Internet version in 1996 and has continued to evolve into @w.i.n. The Company's @w.i.n. system simplifies and streamlines many customer processes, including: inventory management, end-user ordering, immediate on-screen proofing, version control, order tracking and digital asset management. @w.i.n.'s unique value is based on the Company's ability to link complete and timely transaction information from its enterprise applications with item-specific data across a number of product categories. @w.i.n. is also certified to interact with popular e-procurement systems and print facilitation tools. During fiscal year 2002, the Company began development of its next generation Total Print Management tool, @w.i.n.XS, which is scheduled for introduction in the first half of fiscal year 2003.

Logistics and distribution represent one of the largest cost-saving opportunities the Company can deliver to its customers, and distribution capabilities are essential to delivering TPM services. Like its information technology, the Company's distribution system is also proprietary, developed from the ground-up, specifically for the highly transactional, custom nature of its business.

The W.I.N. system was originally created to reduce the process costs associated with procuring forms and other printed materials by helping to manage inventories, reduce obsolescence, and schedule more cost-effective production runs. It has been expanded to manage commercial printing. Because customers who use the system recognize significant first-year unit and overall cost savings, many want to leverage the Company's services into additional areas such as other print categories and service offerings. The Company's broad range of products and services provides customers with opportunities to reduce their vendor base and total costs. Wallace provides the primary products and services required by its customers for a Total Print Management relationship.

                           Integrated Graphics Segment

Product / Service Offering and Markets Served

The Integrated Graphics segment is made up of a nationwide network of commercial print and targeted communications facilities. The principal products and services supplied by the Integrated Graphics segment include the design, manufacture, kitting and distribution of high color marketing and promotional printed materials, variable imaging, digital printing, and the manufacture of direct response printed materials. Typical products include annual reports, corporate image materials, promotional literature, product brochures, product documentation literature, retail point-of-sale materials, direct mail offerings, high-quality brochures, industrial and consumer catalogs and directories, and ship-with literature, such as product instructions. Services offered include distributing printed and other merchandizing materials to thousands of retail stores, personalizing and distributing customized brochures to customer locations and assembling and distributing benefit-related documents for customers' annual open enrollments. The products and services are supplied to the full spectrum of Fortune 1000 customers. The Company's targeted communications business, which primarily serves corporate marketing organizations, has been repositioned by reducing its emphasis on the mass mailer market and focusing on one-to-one marketing opportunities in Fortune 1000 marketing organizations.

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

The predominant distribution channels for Integrated Graphics are the Company's national direct sales force and the local commercial print sales forces.

The market targeted by the Integrated Graphics segment totals approximately $55 billion and is highly competitive. The Company primarily competes with thousands of local printers and local direct mail promotional printers and with a few large national printers, in markets that are highly fragmented. The major competitive factors in this segment are quality, timeliness, customer service, other services such as distribution and kitting offered in conjunction with the printed product, capabilities and price. The Company's nationwide integrated network of printing facilities, along with its distribution and services offerings provide the Company with value added capabilities that local printers and decentralized national printers do not have.


                            Forms and Labels Segment

Product / Service Offering and Markets Served

The Forms and Labels segment is made up of forms, labels and office products. The principal products and services supplied by the Forms and Labels segment include the design, manufacture and sale of both paper based and electronic business forms, the manufacture of both electronic data processing (EDP) labels and packaging (prime) labels, and the manufacture and distribution of a standard line of office products. Typical products include air freight package forms, monthly billing statements, healthcare forms, mortgage applications, bar-coded shipping labels, consumer product labels, airline luggage tags, blank stock labels, electronic article surveillance tags, security labels, legal pads, computer paper, ribbons, and cash register paper rolls. Services provided by this segment include distribution, kitting, outsourcing and custom programming.

The Company, through the use of its TPM strategy, is positioned to accommodate a wide range of printing and distribution needs of large customers with multiple locations. The products and services are supplied to businesses, government agencies, not-for-profit and educational institutions.

These customers typically require a forms vendor with the following characteristics:

a. sufficient forms manufacturing capacity across several regions of the U.S. to satisfy their needs;
b. distribution capability, across several regions of the U.S., to deliver multiple types of forms to multiple locations on short notice and;
c. the information services capability to provide centralized billing, reporting and control for such shipments.

The Company also sells business forms to local customers on a transactional, order by order basis.

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

EDP labels usually include some computer generated information, such as bar coding, and are designed to meet the needs of key market segments, including retail, health care, small package delivery, manufacturing and regulatory compliance. Packaging, or prime, labels are high quality promotional and product identification labels used on items such as retail product bottles and containers and food packages.

Other products in the Forms and Labels segment include paper-based stock products such as legal pads, stock forms, ATM rolls and impact printer ribbons.

The Forms and Labels market targeted by the Company totals approximately $11 billion and though highly competitive, is represented by several national and international competitors who also target customers that require a nationwide distribution chain. The major competitive factors for this segment are quality, timeliness, services provided with the product and price. The Company's nationwide integrated capability of both printing and distribution offers an advantage to the Company. Due to changes in technology, the business forms market continues to decline. Forms manufacturers are forced to compete for a share of the shrinking market which has resulted in lower overall selling prices. While the labels market is a growing market, price competition in this arena is very intense as well.

                               Business in General

Raw Materials

The principal raw material used by the Company is paper which is purchased on the open market from numerous suppliers in a variety of grades, weights, widths, colors and sizes. The Company believes that it has adequate sources of supply of raw materials to meet the requirements of its business. The Company's current inventory and committed consigned inventory levels are consistent with the inventory levels necessary to satisfy anticipated customer demand.


Working Capital

The Company continues to maintain a strong working capital position, with a current ratio of 2.4 at July 31, 2002, and 2.2 at July 31, 2001. Total working capital increased $10.0 million from July 31, 2001, to $235.4 million as of July 31, 2002. The Company's TPM strategy requires the Company to produce and store inventories to meet its customers' requirements. Custom and stock finished goods inventories are stored throughout the United States in both public and Company-owned warehouses. Finished products represent 64.5% of the total inventory value at July 31, 2002.

The majority of the Company's sales are made on terms of net 30 days. Further information on liquidity and capital resources is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this report.

Seasonal

The Company experiences some seasonality in its Integrated Graphics' operations relating to the seasonal demand for printed annual reports of publicly traded companies. Because many customers' fiscal year-ends coincide with the calendar year end, the Company experiences increased sales in the March to April period.

Customers

The Company is not dependent upon any one customer or group of customers under common control. No single customer or group of customers accounts for more than 10% of consolidated sales.

Research and Development

The Company is continuously involved in research activities relating to the development of new products and technologies and the improvement of existing products and technologies. The amount spent by the Company during the last three fiscal years on either Company sponsored research and development or customer sponsored research activities is not material.

Patents and Trademarks

The Company has approximately 114 active patents and patent applications. While it considers its patents on the whole to be important, it does not consider any single patent or group of patents to be essential to its operations.

Environmental Protection

Compliance with federal, state and local provisions governing the discharge of materials into the environment has not had and is not anticipated to have a material effect on the Company's capital expenditures, earnings or competitive position.

Employees

The total number of persons employed by the Company was 7,038 as of July 31, 2002.


(d) Financial Information About Geographic Areas

Wallace attributes substantially all of its revenues to customers within the United States. Long-lived assets are domiciled within the United States.

Item 2  Properties

The Company's corporate offices are located in Lisle, Illinois, a suburb of Chicago.

The Company believes that all of its properties are well maintained and in good operating condition and adequate to meet its current and reasonably anticipated needs. All locations are owned by the Company except as otherwise noted.

The following principal properties are used by the Integrated Graphics segment:


                            Approximate
                              Square
Location                      Footage                              Description
--------                    -----------                            -----------

Houston, Texas                 273,500                 Manufacturing Plant
                                                       Printing Fulfillment Center (Leased)

Clinton, Illinois              217,100                 Manufacturing Plant

Hillside, Illinois             207,200                 Manufacturing Plant
                                                       Engineering and Research Offices
                                                       (Both are Leased)

Chamblee, Georgia              193,600                 Manufacturing Plant

Pittsburgh, Pennsylvania       135,600                 Manufacturing Plant

Atlanta, Georgia               123,600                 Manufacturing Plant

Orlando, Florida               114,600                 Manufacturing Plant
                                                       Distribution Center
                                                       (Leased)

Dallas, Texas                  110,300                 Manufacturing Plant

Manchester, Connecticut        108,000                 Manufacturing Plant

Tonawanda, New York            107,800                 Manufacturing Plant

LaPalma, California            81,300                  Manufacturing Plant
                                                       (Leased)

Elk Grove Village, Illinois    78,800                  Manufacturing Plant (Leased)

Bedford, Massachusetts         73,100                  Manufacturing Plant

                            Approximate
                              Square
Location                      Footage                              Description
--------                    -----------                            -----------
San Diego, California          64,000                  Manufacturing Plant
                                                       (Leased)

Columbia, South Carolina       60,000                  Manufacturing Plant

Philadelphia, Pennsylvania     55,600                  Manufacturing Plants
                                                       (Includes two facilities)

Eden Prairie, Minnesota        44,600                  Manufacturing Plant

West Bend, Wisconsin           26,600                  Manufacturing Plant

Las Vegas, Nevada              25,800                  Manufacturing Plant (Leased)


The following principal properties are used by the Forms and Labels segment:

St. Charles, Illinois          386,800                 Manufacturing Plant and a
                                                       Manufacturing Plant/Distribution Center
                                                       (Includes two facilities)

Osage, Iowa                    256,900                 Manufacturing Plants
                                                       (Includes two facilities)

Covington, Tennessee           242,000                 Manufacturing Plant and
                                                       Distribution Center

Metter, Georgia                221,000                 Manufacturing Plant and
                                                       Distribution Center

Manchester, Vermont            162,300                 Manufacturing Plant

Luray, Virginia                162,300                 Manufacturing Plant

Brenham, Texas                 127,700                 Manufacturing Plant and
                                                       Distribution Center

Wilson, North Carolina         127,200                 Manufacturing Plant

Gastonia, North Carolina       120,000                 Manufacturing Plant


                            Approximate
                              Square
Location                      Footage                             Description
--------                    -----------                           -----------

Marlin, Texas                  115,400                 Manufacturing Plant

San Luis Obispo, California    110,000                 Manufacturing Plant

Streetsboro, Ohio              81,400                  Manufacturing Plant

Englewood, Colorado            48,900                  Manufacturing Plants
                                                       (Includes four facilities)
                                                       (Leased)

Avon Lake, Ohio                40,000                  Manufacturing Plant

Cincinnati, Ohio               21,800                  Manufacturing Plant

Omaha, Nebraska                11,100                  Manufacturing Plant
                                                       (Leased)

Additional Distribution Centers and Corporate Offices:

Columbus, Ohio                 154,000                 Distribution Center (Leased)

Ontario, California            114,700                 Distribution Center (Leased)

Lisle, Illinois                105,000                 Corporate Headquarters

Allentown, Pennsylvania        100,300                 Distribution Center

Lisle, Illinois                72,100                  Technology Center (Leased)

Bellwood, Illinois             28,200                  Engineering and Research Facility
                                                       (Leased)


Any other public warehouses and sales offices throughout the United States are leased by the Company.

Item 3  Legal Proceedings

        The Company and its subsidiaries may from time to time be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained on the basis of present information and advice received from counsel, it is the opinion of management that the disposition or ultimate determination of such claims or lawsuits will not have a material adverse effect on the Company's financial position or future operating results.

Item 4  Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended July 31, 2002.


                                     Part II

Item 5  Market for the Company's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the New York Stock Exchange. As of October 4, 2002, the total number of holders of record of the Company's common stock was approximately 2,314. High and low sales prices of common stock (as reported on the New York Stock Exchange) and dividends paid for each quarter in 2002 and 2001 were:

                      MARKET PRICE PER SHARE                    DIVIDENDS PAID PER SHARE
===========================================================================================
                  FISCAL 2002          FISCAL 2001           FISCAL 2002       FISCAL 2001
===========================================================================================
QUARTER          HIGH      LOW       HIGH      LOW
===========================================================================================
First          $ 18.75  $ 14.44    $ 15.44    $  8.88          $ .1650          $ .1650
Second         $ 20.55  $ 16.19    $ 20.00    $ 13.69          $ .1650          $ .1650
Third          $ 21.95  $ 18.23    $ 19.47    $ 15.20          $ .1650          $ .1650
Fourth         $ 22.40  $ 16.24    $ 18.75    $ 15.50          $ .1650          $ .1650
===========================================================================================

The Company has a strong history of paying dividends and anticipates maintaining a dividend going forward. Annual dividends of $0.66 per share were last raised 3.1% in September 1999.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information as of July 31, 2002 with respect to the number of shares of Wallace stock that may be issued under Wallace's existing equity compensation plans.


------------------------------------------------------------------------------------------------------------
                                             A                       B                        C
------------------------------------------------------------------------------------------------------------

                                                                                     Number of securities
                                                                                   remaining available for
                                   Number of securities                            future issuance under
                                     to be issued upon       Weighted average        equity compensation
                                        exercise of          exercise price of         plans (excluding
          Plan Category            outstanding options     outstanding options    securities reflected in A)
------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by stockholders (1)             3,068,054 (2)             $18.83                 2,237,913 (3)
------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by stockholders                     -                       -                        -
------------------------------------------------------------------------------------------------------------
Total                                    3,068,054                 $18.83                 2,237,913
------------------------------------------------------------------------------------------------------------


(1) Consists of the 1989 Stock Option Plan, the 1997 Stock Incentive Plan and the 2001 Stock Incentive Plan.

(2) Excludes purchase rights accruing under Wallace's Employee Stock Purchase Plan which has a stockholder approved reserve of 6,600,000 shares. Under the plan, employees may purchase shares of Wallace Common Stock at semi-annual intervals at a purchase price per share equal to the lower of 85% of the market price of Wallace Common Stock on the commencement date or the termination date of each offering period. Participants may withdraw from the plan at any time prior to the purchase date.

(3) Excludes shares available for future issuance under the Employee Stock Purchase Plan. As of July 31, 2002, an aggregate of 1,587,541 shares of Common Stock were available for issuance under the Employee Stock Purchase Plan.

Item 6  Selected Financial Data

Selected financial data for each of the five years ended July 31 is contained in the table below:

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER EMPLOYEE AMOUNTS)


                                                        2002             2001                2000             1999            1998
====================================================================================================================================
OPERATIONS
====================================================================================================================================
Net sales *                                       $1,545,629       $1,689,534          $1,641,889       $1,606,562      $1,422,712
Net income before the Cumulative
    Effect of a Change in Accounting
     Principle (Note A)                           $   29,422       $   53,196          $   22,617       $   76,069      $   74,208

Net (loss) income (Note A)                        $ (114,656)      $   53,196          $   22,617       $   76,069      $   74,208

Diluted earnings per share before the
     Cumulative Effect of a Change in
     Accounting Principle                         $      .71       $     1.30          $      .55       $     1.80      $     1.71
Diluted (loss) earnings per share (Note A)        $    (2.75)      $     1.30          $      .55       $     1.80      $     1.71
EBITDA (Note C)                                   $  133,007       $  196,828          $  155,281       $  231,379      $  212,227

Dividends per share                               $      .66       $      .66          $      .66       $      .64      $      .62

FINANCIAL CONDITION
====================================================================================================================================
Total assets                                      $  929,994       $1,164,422          $1,248,391       $1,296,759      $1,256,563
Long-term debt                                    $  209,303       $  284,087          $  389,413       $  416,653      $  428,224
Capital expenditures                              $   23,251       $   41,310          $   53,945       $   50,311      $   59,632
Working capital                                   $  235,439       $  225,437          $  246,743       $  256,509      $  236,857

SIGNIFICANT RATIOS
====================================================================================================================================
Net income:
     Return on net sales                              3.6%**           3.2%**              3.3%**              4.7%            5.2%

     Return on average assets                         5.3%**           4.4%**              4.3%**              6.0%            7.5%

     Return on average equity                        10.9%**           9.5%**              9.6%**             13.5%           14.3%
Current ratio                                            2.4              2.2                 2.3              2.3             2.2

Total debt/debt plus equity                             31.9%            33.2%               42.4%            43.0%           46.0%

Book value per share                              $    10.74       $    14.17          $    13.45       $    13.82      $    12.65
Sales per employee***                             $    202.5       $    206.1          $    197.4       $    192.5      $    221.6

OTHER
====================================================================================================================================
Number of employees                                    7,038            8,228               8,167            8,464           8,228

Number of stockholders of record                       2,332            2,694               3,138            3,355           3,559
====================================================================================================================================


*Net sales for fiscal years 2001 through 1998 are after reclassification for adoption of EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." See "Recently Implemented Accounting Pronouncements."
**Returns for fiscal year 2002 are computed excluding the impact of the restructuring and the cumulative effect of a change in accounting principle; fiscal year 2001 and 2000 ratios exclude the impact of the restructuring charges and uses a historical tax rate (see Note A below).
*** Based on average number of employees during the fiscal year.

NOTES TO FIVE YEAR SUMMARY

A. RESTRUCTURING AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE: Net income includes restructuring charges of $43.3 million in fiscal year 2002, $0.5 million in fiscal year 2001 and $41.6 million in fiscal year 2000. Fiscal year 2000 reflects a tax rate of 54.5% (which historically approximated 40%) due to non-deductible restructuring charges in 2000. Fiscal year 2002 also includes a charge of $144.1 million, net of tax, for the cumulative effect of a change in accounting principle for the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." See Management's Discussion and Analysis in Item 7 and Notes to the Consolidated Financial Statements in Item 15(a) in Part IV of this report for additional discussion.

B. ACQUISITIONS AND DIVESTITURES: On March 18, 2002, the Company acquired Thomas Packaging Corp., a manufacturer of regulatory labels and inserts as well as packaging labels for the pharmaceutical industry. The acquisition price, excluding fees, was $5.0 million in cash and a note payable of $0.6 million. As part of the fiscal year 2002 restructuring program, the Company sold three operations. The three operations and their respective transaction close dates were: Austin, Texas, on April 26, 2002; Rochester, New York, on February 17, 2002 and New Orleans, Louisiana, on January 18, 2002. All three transactions were for less than book value, with a total of $7.1 million charged to restructuring.

On January 18, 2000, the Company acquired Metro Printing, Inc. The acquisition price consisted of $12.2 million in cash and the assumption of debt totaling $1.3 million. On October 31, 1999, the Company sold Quadras, Inc. in a transaction that approximated book value. On May 21, 1999, the Company acquired the assets of Denver Graphic, Inc. The acquisition price was $3.0 million in cash and a note payable of $150,000. Effective May 1, 1999, the Company acquired Commercial Press, Inc. The acquisition price was $20.1 million in cash, the assumption of debt totaling $2.2 million and a note payable of $2.3 million. On February 28, 1999, the Company sold Mercury Printing for $7.0 million. On December 31, 1998, the Company sold substantially all of the assets of Visible Computer Supply, its contract stationer business, in a transaction that approximated book value. On June 17, 1998, the Company acquired the assets of Good Decal Co. The acquisition price consisted of $12.3 million in cash and a note payable of $1.0 million. Effective November 3, 1997, the Company acquired Graphic Industries, Inc. The acquisition was made through an all cash purchase of Graphic's shares of common stock. The price was $308.3 million plus $6.1 million of transaction costs, and assumption of net debt totaling $123.4 million.

All acquisitions were accounted for as purchases, and, accordingly, the results of operations are included in the consolidated financial statements from the respective dates of acquisition.

C. EBITDA represents earnings before interest, taxes, depreciation and amortization and is presented for analytical purposes only. EBITDA should not necessarily be construed as a substitute for, or better indicator of, cash flows from continuing operations, results of operations or liquidity, than cash flows from operations or net income as reported in accordance with generally accepted accounting principles promulgated in the United States.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company's most critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Although the Company believes that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company's assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a sudden or unexpected deterioration of a major customer's creditworthiness or if actual defaults were significantly higher than the Company's historical experience, the allowance for doubtful accounts, as estimated, may not be adequate and such activity could be understated which could have an adverse impact on the Company's operating income.

Inventory Allowances

Inventory allowances are based upon inventory age, forecasted demand and customer creditworthiness. If there were to be a sudden and significant decrease in demand for the Company's products, inventory allowances may not be adequate and such a situation could adversely affect operating income. Also, due to the custom nature of much of the Company's inventory, any deterioration in a customer's creditworthiness could adversely impact the Company's ability to recover the value of the custom inventory.

Long-lived Assets

Long-lived assets are comprised of property, plant and equipment and goodwill. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared with the carrying value to determine whether an impairment exists, pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value. The Company will follow the guidance in SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" beginning in fiscal year 2003. It is anticipated that the adoption of SFAS 144 will not have a significant impact on the financial position or results of operations of the Company.

During fiscal year 2002, the Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" and recorded a $144.1 million impairment charge, net of tax. The Company will annually perform a goodwill impairment test in the fourth quarter of each fiscal year which requires the Company to make assumptions regarding estimated future cash flows, capital market and economic conditions and other factors to determine the fair value of the asset. This test has been performed for the current year and no additional impairment charge was necessary. If changes in the assumptions used in the annual test were required to be adjusted, an additional write-down could occur in the future.

SEGMENT INFORMATION

INTEGRATED GRAPHICS SEGMENT: The Integrated Graphics segment is made up of a nationwide network of commercial print and targeted communications facilities. The principal products and services supplied by the Integrated Graphics segment include the design, manufacture, kitting and distribution of high color marketing and promotional printed materials, variable imaging, digital printing, and the manufacture of direct response printed materials. Typical products include annual reports, corporate image materials, promotional literature, product brochures, product documentation literature, retail point-of-sale materials, direct mail offerings, high-quality brochures, industrial and consumer catalogs and directories, and ship-with literature such as product instructions. Services offered include distributing printed and other merchandising materials to thousands of retail stores, personalizing and distributing customized brochures to customer locations and assembling and distributing benefit-related documents for customers' annual open enrollments. The products and services are supplied to the full spectrum of Fortune 1000 customers. The Company's targeted communications business, which primarily serves corporate marketing organizations, has been repositioned by reducing its emphasis on the mass mailer market and focusing on one-to-one marketing opportunities in Fortune 1000 marketing organizations.

    During fiscal year 2002, the Company took actions to improve the performance of the operations within the Integrated Graphics segment and strengthen its print and service capabilities in strategic locations. As part of a restructuring program, three operations were sold and two operations were closed that were either under-performing or did not fit with the Company's goal of providing a national footprint of operations to service Fortune 1000 companies. The remaining operations within this segment are, for the most part, located in major metropolitan areas where they sell to the local market on a transactional basis, as well as provide the framework to support national customers who frequently purchase under contractual arrangements.

FORMS AND LABELS SEGMENT: The Forms and Labels segment is made up of forms, labels and office products operations. The principal products and services supplied by the Forms and Labels segment include the design, manufacture and sale of both paper based and electronic business forms, the manufacture of both electronic data processing (EDP) labels and packaging (prime) labels, and the manufacture and distribution of a standard line of office products. Typical products include air freight package forms, monthly billing statements, healthcare forms, mortgage applications, bar-coded shipping labels, consumer product labels, airline luggage tags, blank stock labels, electronic article surveillance tags, security labels, legal pads, computer paper, ribbons, and cash register paper rolls. Services provided by this segment include distribution, kitting, outsourcing and custom programming.

    During fiscal year 2002, several operations within this segment were consolidated into existing facilities. Additionally, the Company chose to discontinue all low margin stock and computer paper production, which will be purchased from outside sources in the future. Other actions taken within this segment included reducing its overall cost structure to improve margins.


RESULTS OF OPERATIONS

In the financial review that follows, the results of operations, financial condition and certain other information is discussed. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and related notes.

Fiscal year 2002 versus fiscal year 2001

REVENUE: Net sales for fiscal year 2002 decreased 8.5% versus fiscal year 2001. The breakdown of sales for fiscal year 2002 within the two business segments was as follows:

         Business Segment            % of total revenue      % revenue decrease
         ----------------            ------------------      ------------------
         Integrated Graphics                      49.5%                   10.8%
         Forms and Labels                         50.5%                    6.1%

    Excluding the impact of acquisitions and divestitures, the revenue decreases in the Integrated Graphics and Forms and Labels segments were 7.5% and 4.9%, respectively. Net sales of both segments have been impacted by the economic slowdown and increased competitive pricing. Over the last five years, sales have grown at a compound annual rate of 10.0%, with most of the growth coming from acquisitions. Excluding the effect of the acquisitions and divestitures, the five year compound growth rate would have been 2.2%.

    The Company's sales strategy can be broken into two components. The primary component and the driving force for sales growth is the Company's Total Print Management ("TPM") strategy. The objective of TPM is to provide all types of printed material and services from both business segments to major contract customers, with a primary focus on Fortune 1000 companies. This is accomplished primarily through a national direct sales force, which sells all of the Company's product offerings. A measure of the success of the TPM program is the total volume of revenue generated under contracts. In fiscal year 2002, contract sales grew over 4% compared to the prior year. Contract sales for the Integrated Graphics segment increased by approximately 11%, whereas contract sales for the Forms and Labels segment increased in excess of 1% from a higher base. This growth came in a year in which total sales were down compared to prior year because of difficult economic circumstances.

    The second key component of the sales strategy is the continued success in capturing local transactional business. This is especially important in the Integrated Graphics segment, where a local sales force seeks order by order business in its local market. In fiscal year 2002, non-contract business declined approximately 15%, of which approximately 30% related to operations closed and the voluntary exit of a low margin product line. In the Integrated Graphics segment, the decline in transactional business can be substantially attributed to the softness of the economy as customers reduced their advertising and promotional budgets.

    In fiscal year 2002, paper was the basic raw material for approximately 94% of the Company's products and services, which has declined from 96% in the prior year as the Company continued to provide more non-print services. In the Forms and Labels segment, the cost of paper represents approximately 37% of net sales. In the Integrated Graphics segment, the cost of paper represents approximately 18% of net sales. The majority of paper used by the Company is uncoated free sheet and comes from three paper grades - bond, tablet and offset. While some grades have shown softness with regard to pricing, paper costs have generally remained relatively stable for the past two fiscal years.

    Since paper price stability is uncertain, the Company continues to reduce its exposure to potential volatility in paper prices by including clauses in contracts with customers that allow for pricing changes when paper costs are changing. The cost of paper as a percent to sales has declined from prior years. The continual shift toward services, high color marketing and promotional printing, as well as growth in digital print and market-to-one programs further mitigates the overall impact of paper on operating margins. Products in the Integrated Graphics segment have a higher component of value added labor, and thus have less volatility due to fluctuations of paper prices.

    Despite changes in technology which have led to continuing declines in unit volume in the print market, the Company continues to grow contractual revenue by exploring new business lines and growing existing business lines. The Company's systems, service delivery, and distribution capabilities have allowed the Company to increase its emphasis on services as part of its product offering. In fiscal year 2002, the Company created a Solutions Group, which organized its diverse services capabilities into one marketing and sales support group. This group helps customers find solutions to their unique challenges by providing the following services:

    - Customer Relationship Management and Continuity Programs

    - Personalized Direct Conventional Mail and E-Mail

    - Custom Programming

    - Distribution, Kitting and Fulfillment

    - Digital Printing

    - Sourcing and Minority Business Partner Development

These services can be sold along with printed product in either segment or independently of the printed product.

    In fiscal year 2002, the Company acquired a small manufacturer of regulatory labels and inserts which, while it did not significantly increase revenues during the year, expands the Company's product and service mix for producers and distributors of pharmaceuticals, medical devices, animal health products, over-the-counter drugs, agrochemical and specialty chemical products. Additionally, the Company continues to expand its security label production, a product not typically associated with a printing operation. These types of niche markets represent an opportunity to increase future revenue in the label business.

    COST OF GOODS SOLD: Cost of goods sold as a percent of net sales for fiscal year 2002 was 73.4% compared to 73.2% in fiscal year 2001. Although the percentage was fairly consistent from year to year, the mix in the first and last half of each year varied. In fiscal year 2001, the cost of goods sold percentage increased over the prior year primarily due to competitive pricing pressures and decreased equipment utilization rates during the second half of the year, both of which were exacerbated by the economic slowdown. The higher cost of goods sold percentages continued into the current fiscal year, but in the second half of the year had started to decline as the favorable impact of restructuring activities was being realized. Competitive pricing continues to put pressure on operating margins while paper costs have remained relatively stable for the past two fiscal years.


                       COST OF GOODS SOLD AS A % OF SALES

                      FIRST           SECOND           FIRST          SECOND
                      HALF             HALF            HALF            HALF
                      2001             2001            2002            2002
                      ----             ----            ----            ----
Consolidated          72.7%            73.7%           74.1%           72.6%
Integrated Graphics   76.0%            77.7%           78.3%           76.9%
Forms & Labels        69.2%            69.6%           69.9%           68.6%


In the Integrated Graphics segment, cost of goods sold as a percent of net sales increased by approximately 70 basis points from 76.9% to 77.6%. The first half of the current year continued to show the upward trend in cost of goods sold seen in the second half of the prior fiscal year. This increase was largely attributable to competitive market conditions and the economic slowdown. This segment was impacted by a slowing economy as many companies reduced their spending on marketing and promotional materials when economic conditions worsened. Restructuring initiatives, which included selling or closing a total of five facilities within the Integrated Graphics segment, helped to reverse this trend in the second half of the current fiscal year. In the second half of the current year, cost of goods sold as a percent of sales decreased by approximately 80 basis points versus the same period of the prior year, and 140 basis points versus the first half of the current year. While the economy and competitive pressures will continue to affect this segment, the Company believes that margins can be expanded in the Integrated Graphics segment through continued cost reductions and by continuing to increase contract sales which will increase equipment utilization.

    In the Forms and Labels segment in fiscal year 2002, cost of goods sold as a percent of sales decreased by approximately 20 basis points from 69.4% to 69.2%. The Forms and Labels segment experienced gross margin pressure as a result of economic softness and ongoing competition. The same trend of cost of goods sold as a percent of sales can be seen in this segment as has been seen in the Integrated Graphics segment, although not to the same degree. In the second half of the current year, cost of goods sold as a percent of sales decreased by approximately 100 basis points versus the same period of the prior year, and 130 basis points versus the first half of the current year. Restructuring and other cost savings initiatives have helped to improve the margin levels.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses as a percent of sales were 15.2% in fiscal year 2002 compared to 15.1% in fiscal year 2001. The current year represents a decrease of 8.1% in sales and administrative expenses from the prior year in the face of a sales decrease of 8.5%. In fiscal year 2001, a charge of $3.0 million was recorded due to a change in accounting estimate for workers' compensation liabilities. Bad debt expense increased in fiscal year 2002 by 48% over the prior year as several customers experienced significant decreases in creditworthiness as a result of the continued weakness of the economy. One retail customer's bankruptcy resulted in a charge of $2.4 million in the second quarter of the current fiscal year. Overall selling and administrative expense has been reduced due to the restructuring and other cost saving initiatives. Excluding bad debt expense and the fiscal year 2001 change in accounting estimate, selling and administrative expense decreased 10% in the second half of fiscal year 2002 from the same period in the prior year and 5.3% from the first half of the current year.

DEPRECIATION AND AMORTIZATION: The provision for depreciation and amortization was 4.3% of sales for fiscal year 2002 and 4.7% for fiscal year 2001. The Company elected early adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized, but rather tested for impairment on an annual basis. As such, the current fiscal year includes no goodwill amortization, while fiscal year 2001 included $7.6 million in amortization. Excluding the effects of goodwill amortization in 2001, depreciation and amortization in fiscal year 2001 would have been 4.2% of net sales. Software amortization increased to $11.5 million in fiscal year 2002 from $9.6 million in fiscal year 2001. Most of the increase is related to amortization of a $46 million system enhancement project which was fully implemented in fiscal year 2001, with fiscal year 2002 being the first full year of amortization for this project. Depreciation expense declined 11% from that in fiscal year 2001. The majority of the decrease can be attributed to the write-down of fixed assets in conjunction with 2002 restructuring program.

RESTRUCTURING CHARGES: In the first quarter of fiscal year 2002, the Company implemented a restructuring program which resulted in pretax expense totaling $43.3 million for fiscal year 2002, as described in Note 7 to the consolidated financial statements. The restructuring initiatives were aimed at improving the overall level of organizational efficiency and effectiveness, consolidating and rationalizing existing facilities and processes, and reducing the overall cost base of the Company. The restructuring charges include employee severance costs, asset write-downs, equipment moving costs, consulting charges directly related to the restructuring and other miscellaneous costs. The costs related to equipment moving and consulting were expensed as incurred. Total cash charges recorded in fiscal year 2002 were approximately $19.0 million and non-cash charges were $24.3 million. The Company anticipates ongoing annual savings of approximately $13 million, about half of which has already been achieved in the second half of fiscal year 2002. It is anticipated that future charges associated with this restructuring will be minimal and will occur during the first half of fiscal year 2003.

    The restructuring plan included the closing of six manufacturing facilities, one distribution and fulfillment center, one multi-use facility and workforce reductions in excess of 10% of the Company's total workforce. Cash proceeds, which are anticipated to offset the cash charges of the restructuring activities, are being derived from the sale of three manufacturing facilities and sales of equipment and buildings. The related assets from these manufacturing facilities and disposed equipment have been written down to net realizable value as of July 31, 2002 and categorized separately as "assets held for sale" in the current asset portion of the balance sheet. As of July 31, 2002, 797 employees had been terminated or notified of termination, 753 of which were from plant locations and 44 from the corporate headquarters. The Company expects that the terminations are substantially complete.

    In the third quarter of fiscal year 2000, the Company announced a restructuring plan and undertook initiatives to reduce the overall cost base of the Company. Residual charges from that restructuring plan amounted to $0.5 million in fiscal year 2001. As of July 31, 2001, the Company had completed all activities related to the fiscal year 2000 restructuring and did not recognize any additional costs for this restructuring in fiscal year 2002.

INTEREST EXPENSE: Net interest expense for fiscal year 2002 decreased $7.5 million from fiscal year 2001. The decrease related primarily to the significant reduction in variable rate debt during the current fiscal year as well as a decline in interest rates. The impact of a 10% increase or decrease in interest rates during fiscal year 2002 would not have had a significant impact on net earnings of the Company.

INCOME TAXES: The effective income tax rate in fiscal year 2002 was 35.7% compared to 40.7% in fiscal year 2001. The fiscal year 2002 effective tax rate included two non-recurring items that lowered the rate by 330 basis points. Refunds of prior year taxes in two states reduced the tax rate by 200 basis points. These refunds were the result of the settlement of various Company initiated programs and were either paid or approved by the states during the fourth quarter. The effective tax rate was further reduced by 130 basis points as a result of the tax benefit of state income tax net operating losses and credit carryovers. These carryovers were generated in prior years and had been fully reserved for as of the beginning of the current year. During the current year, due in part to the effects of the restructuring, the Company recorded the tax benefit of state carryovers, net of a valuation allowance, to reflect the increased likelihood that these carryovers will now be utilized. The fiscal year 2001 effective tax rate was higher by 290 basis points due to the non-deductible amortization of goodwill. With the adoption of SFAS 142 in fiscal year 2002, this item no longer impacts the determination of the effective tax rate. The remaining 120 basis point increase in the fiscal year 2002 effective tax rate over fiscal year 2001 is attributable to various other items, including the impact of lower income levels in fiscal year 2002.

INCOME BEFORE THE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE: Net income before the cumulative effect of a change in accounting principle for fiscal year 2002 decreased by $23.8 million or 44.7%, to $29.4 million due to the restructuring charges and other reasons noted above.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company was required to adopt the provisions of SFAS No. 142 on August 1, 2002, but had the option of adopting early, as of August 1, 2001. Under the new rules, a fair value of each of the Company's reporting units with assigned goodwill must be calculated using either market comparables or a discounted cash flow approach, or a combination thereof. Once the fair value of the reporting unit has been determined, the book value of net assets, including intangibles, of that reporting unit must be compared to the total market value derived in the first step to determine impairment. The Company elected early adoption of SFAS No. 142.

      In completing the transitional impairment test required under SFAS No. 142, the Company determined the carrying amount of its various reporting units and compared that amount to its fair value. Fair value was determined with the assistance of an outside professional services firm using a combination of market comparables and discounted cash flow approaches. The carrying amount of the Company's Commercial Print division of the Integrated Graphics segment was above its fair value and, as a result, impairment existed. The amount of impairment was determined using the "implied fair value" of the Commercial Print division as required by SFAS No. 142. As a result of the impairment test, the Company recognized an impairment charge to write-off goodwill in the amount of $147.5 million ($144.1 million net of tax) relating to the Commercial Print division in the Integrated Graphics segment. The impairment loss is recognized in the statement of operations under the caption "cumulative effect of a change in accounting principle." In accordance with SFAS No. 142, this charge was recorded as of the beginning of fiscal year 2002.

   The Company will test for impairment in the fourth quarter of each fiscal year. No additional impairment charge was required for fiscal year 2002.

Fiscal year 2001 versus fiscal year 2000

REVENUE: Net sales for fiscal year 2001 increased 2.9% over fiscal year 2000. The breakdown of sales for fiscal year 2001 within the two business segments was as follows:

         Business Segment           % of total revenue        % revenue increase
         ----------------           ------------------        ------------------
         Integrated Graphics                     50.8%                      3.8%
         Forms and Labels                        49.2%                      2.0%

    Over the last five years, sales have grown at a compound annual rate of 13.3%, with most of the growth coming from acquisitions.

    Contract sales to major customers under the TPM strategy in fiscal year 2001 increased over 10% from fiscal year 2000 levels. Contract sales for the Forms and Labels segment increased approximately 3% whereas contract sales for the Integrated Graphics segment increased more than 30%. Non-contract business declined approximately 1%.

    Paper is the basic raw material for approximately 96% of the Company's products. In the Forms and Labels segment, paper costs represent approximately 40% of sales. In the Integrated Graphics segment, paper costs represent approximately 23% of sales. The majority of paper used by the Company is primarily uncoated free sheet and comes from three paper grades - bond, tablet and offset. Using 20 pound bond as a proxy for the paper market, published prices during fiscal year 2000 increased 18%, with the prices staying relatively constant in fiscal year 2001.

COST OF GOODS SOLD: Cost of goods sold as a percent of sales for fiscal year 2001 was 73.2% compared to 72.0% in fiscal year 2000. The increased cost of goods sold percentage is primarily attributed to competitive pricing pressures and decreased utilization rates over the second half of fiscal year 2001, both of which were exacerbated by the economic slowdown. In light of economic conditions, the Company increased some judgmental reserves, such as inventory reserves. The increase in cost of goods sold as a percent of sales was present in both segments of the business during fiscal years 2001 and 2000.

    In the Integrated Graphics segment, cost of goods sold as a percent of sales increased by approximately 150 basis points during fiscal year 2001. This increase is largely attributable to competitive market conditions and the economic slowdown during fiscal year 2001. This segment was impacted by a slowing economy as many companies reduced their spending on marketing and promotional materials when economic conditions worsened. The economic slowdown in the second half of 2001 significantly impacted this segment. Through the first six months of the 2001 fiscal year, cost of goods sold as a percent of sales increased by approximately 30 basis points over the same period of the prior year. The Company believes that this increase reflected the competitive market conditions that existed through the first six months of fiscal year 2001. In the second half of fiscal year 2001, sales declined in the Integrated Graphics segment, with cost of goods sold as a percent of sales increasing, on a fiscal year basis, by 150 basis points.

    In the Forms and Labels segment, cost of goods sold as a percent of sales increased by approximately 100 basis points. This segment experienced gross margin compression as a result of economic softness and ongoing competition in fiscal year 2001. Due to changes in technology, the business forms market continued to decline. Forms manufacturers are continuing to compete for a share of the shrinking market which resulted in lower overall selling prices. Competitive pressures in the forms industry compelled many forms manufacturers to move into the growing label market. This shift brought price competition into this arena as well.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses as a percent of sales were 15.1% in fiscal year 2001 compared to 16.1% in fiscal year 2000. Several one-time charges have significantly impacted this category. In fiscal year 2001, a charge of $3.0 million was recorded due to a change in an estimate for workers' compensation. In fiscal year 2000, charges related to executive retirement benefits and other costs related to management changes totaled $3.3 million. Additional charges of $4.1 million included an adjustment to the reserve for postretirement medical costs of $3.0 million that arose from a change in actuarial assumptions utilized to estimate the medical benefits, and $1.1 million related to an adverse judgment in an arbitration proceeding arising from a contractual obligation of Graphic Industries. Without these one-time charges, selling and administrative expenses would have been 15.1% of sales in the fiscal year 2001 as compared to 15.8% in fiscal year 2000. Overall selling and administrative expenses have benefited significantly from the restructuring and other cost saving initiatives initiated in the third quarter of fiscal year 2000. Offsetting some of this benefit, the Company experienced deterioration of its accounts receivable portfolio, primarily as a result of the weakening economy. The resultant increase in accounts receivable reserves increased selling and administrative expenses in the second half of fiscal year 2001.

DEPRECIATION AND AMORTIZATION: The provision for depreciation and amortization was 4.7% of sales in both fiscal year 2001 and 2000. Goodwill amortization declined slightly in 2001 as reductions were made to purchase accounting reserves for the Graphic Industries acquisition which reduced the Company's total goodwill. These adjustments were the result of a decrease in the amount of pre-acquisition contingencies existing as of the date of the Graphic Industries acquisition. Software amortization increased to $9.6 million in fiscal year 2001 from $6.4 million in fiscal year 2000. Most of the increase can be attributed to amortization of a $46 million system enhancement project which began in fiscal year 1999 and in which the final phase was fully implemented in fiscal year 2001.

RESTRUCTURING CHARGE: In the third quarter of fiscal year 2000, the Company announced a restructuring plan and undertook initiatives to reduce the overall cost base of the Company. Residual charges of that restructuring plan amounted to $0.5 million in fiscal year 2001. Fiscal year 2000 results include a pretax charge of $41.6 million related to the restructuring plan. The Company implemented the restructuring program because of continued softness in the high-quality color marketing and promotional printing market, along with other issues relating to the integration of the Graphic Industries acquisition. Management reviewed its operations and developed action plans relating to both segments that dealt with underperforming facilities, underutilized assets, and rationalization of certain product lines.

INTEREST EXPENSE: Net interest expense for fiscal year 2001 decreased $4.5 million from fiscal year 2000. Approximately $1.0 million of the decrease can be attributed to lower interest rates in fiscal year 2001. The remaining decrease in net interest expense relates to the significant decrease in debt during the year. The impact of a 10% increase or decrease in interest rates during fiscal year 2001 does not have a significant impact on net earnings of the Company.

OTHER INCOME: Other income in fiscal year 2000 of $3.2 million represented the proceeds received from the sale of stock that the Company received in John Hancock Mutual Life Insurance Company's conversion from a policyholder owned company to a stockholder based company. The Company received shares in relation to the amount of corporate owned life insurance policies held with John Hancock.

INCOME TAXES: The effective income tax rate in fiscal year 2001 was 40.7%. In fiscal year 2000, due primarily to the restructuring charges, a portion of which were not deductible, the effective tax rate was 54.5%.

NET INCOME AND NET INCOME PER DILUTED SHARE: Net income for fiscal year 2001 increased by $30.6 million or 135.2%, to $53.2 million or $1.30 per diluted share.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for financial statements issued for fiscal years beginning after June 15, 2002, with early application encouraged. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. It is anticipated that the adoption of SFAS 143 will have no impact on the financial position or results of operations of the Company.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS 121. The Company is required to adopt SFAS 144 no later than the first quarter of fiscal year 2003. It is anticipated that the adoption of SFAS 144 will not have a significant impact on the financial position or results of operations of the Company.

    In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). Under the provisions of SFAS 145, gains and losses from the early extinguishment of debt are no longer classified as an extraordinary item, net of income taxes, but are included in the determination of pretax earnings. The effective date for SFAS 145 is for fiscal years beginning after May 15, 2002, with early application encouraged. Upon adoption, all gains and losses from the extinguishment of debt previously reported as an extraordinary item shall be reclassified to pretax earnings. It is anticipated that the adoption of SFAS
145 will have no impact on the financial position or results of operations for the Company.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and as such, the provisions of SFAS 146 will be applied prospectively when it impacts the Company through relevant restructuring activities or other disposal or exit activities.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL: During fiscal year 2002, working capital increased $10.0 million to $235.4 million due to an increase in cash of $25 million and an increase of $11.3 million in assets held for sale, which were the result of the restructuring activity in the current fiscal year. These increases were partially offset by declines in accounts receivable and inventory. The decrease in the accounts receivable balance was largely attributable to the decrease in business in the second half of fiscal year 2002, with days sales outstanding also decreasing modestly. The allowance for doubtful accounts decreased from the prior year as the Company wrote off the accounts receivable balances of several customers who filed for protection under United States bankruptcy laws whose receivable balances had been previously provided for in the allowance as of July 31, 2001. The $15.5 million decrease in inventory reflects the decline in business volumes and the decision to exit the computer paper business. Inventory turns during fiscal year 2002 have also increased slightly over fiscal year 2001. The Company has focused its efforts to manage working capital, primarily accounts receivable and inventory, and will continue to do so. The current ratio at July 31, 2002 was 2.4.

CAPITAL EXPENDITURES: Capital expenditures for fiscal year 2002 were $23.3 million. This level of expenditures was lower than the prior year as the Company repositioned existing assets as part of the current restructuring program. There were no major construction projects in process at fiscal year-end. In addition to capital expenditures, the Company continues to invest in its information technology infrastructure. Information systems expenditures of $3.7 million were capitalized in fiscal year 2002.

    Over the last five years, capital expenditures totaled $228.4 million, excluding acquisitions. Expenditures were funded through internally generated funds. During the period of the previous five years, the Company also spent $68.7 million for software development. For fiscal year 2003, the Company estimates that capital and software development expenditures will total between $40.0 million and $50.0 million.

DEBT: The debt outstanding at July 31, 2002 includes Senior Notes, industrial revenue bonds, property mortgages and promissory notes. In fiscal year 2002, total debt decreased $77.6 million to $210.5 million. Additional debt reduction would trigger onerous prepayment provisions under certain debt instruments. Strong cash flows from operations have made it possible to reduce the ratio of debt to total capitalization from 33.2% at July 31, 2001 to 31.9% at July 31, 2002, despite the reduction in equity as a result of impairment charge upon adopting SFAS No. 142.

    On September 30, 2002, the Company entered into a new $150 million Senior Credit Facility, which replaced the previous $200 million Credit Facility. The decrease in the size of the Credit Facility is due to lower future perceived needs for such borrowings. The new Credit Facility expires on September 30, 2005. The new interest rate is based on London Interbank Offered Rate ("LIBOR") plus a margin. At July 31, 2002, there were no borrowings under the previous Credit Facility. In addition, the Company has unsecured money market lines of $25.0 million, under which there were no borrowings at July 31, 2002.

    In fiscal year 1998, the Company filed a shelf registration statement to issue up to $300 million of unsecured debt and equity securities. The $200 million of Senior Notes issued in fiscal year 1999 reduced the amount available under the shelf registration to $100 million. The Company has a BBB rating from Standard & Poor's and a Baa2 rating from Moody's for both the universal shelf registration and the Senior Notes. Both agencies have placed the Company on Stable Outlook. The Company does not anticipate paying down the Senior Notes early due to prepayment penalties.

    The Company has minimal exposure to market risk from changes in interest rates. As of July 31, 2002, 93% of total debt was fixed rate debt. If the Company were to maximize its borrowings on all available facilities, its exposure to market risk from interest rate changes would be greater as the fixed rate debt would be approximately 51% of the total debt.

    The Company believes that it has adequate financing and cash flows to make acquisitions, repurchase stock, pay dividends, make capital expenditures and/or pay down debt during fiscal year 2003 while maintaining its investment grade ratings. The Company is currently in its target range for debt to total capitalization.

COMMON STOCK

    The Company has a history of paying dividends and anticipates payments of dividends going forward. Annual dividends are $0.66 per share and were last raised 3.1% in September 1999.

    During fiscal year 2002, 968,058 shares of common stock were issued in connection with the Company's Employee Stock Purchase Plan and the 1989, 1997 and 2001 Stock Option Plans. Deferred compensation in the equity section of the balance sheet of $3.1 million reflects the total fixed liability of 173,000 shares of stock that have been placed into a grantor trust to fund deferred bonus amounts, previously earned and accrued, for certain executives.

    During fiscal year 2002, the Company purchased $4.5 million of its common stock in open market transactions at an average price of $14.93 per share. The Company repurchased 300,200 shares during the year under two share repurchase programs. The Company completed the May 1997 $100.0 million share repurchase program through the repurchase of 99,542 shares. An additional 200,658 shares were repurchased under the January 2000 $100.0 million share repurchase program. The total amount of purchases made under the January 2000 program is $3.0 million. The treasury shares can be used for among other things, future acquisitions or for employee benefit plans.

    The Company accounts for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company recognizes that options have value to the employees who receive them, and that there is an implied cost to the Company. However, specific accounting requirements regarding the expensing of stock options are still evolving, and as such, the Company has decided to continue with the disclosure-only provisions until more definitive conclusions are drawn by accounting authorities. See Note 5 to the consolidated financial statements for expanded disclosures.

SUMMARY OF CONTRACTUAL OBLIGATIONS

A summary of the Company's future contractual payments related to debt and lease obligations is as follows:

                                                    Total
 (IN THOUSANDS)                Total Debt       Operating Leases      Total
=============================================================================
2003                             $1.2              $  12.0           $13.2
2004                              1.7                 10.0            11.7
2005                              0.6                  8.1             8.7
2006                             65.6                  4.9            70.5
2007                              7.6                  3.4            11.0
2008 and thereafter             146.5                  8.3           154.8
-----------------------------------------------------------------------------
Total                         $ 223.2              $  46.7          $269.9
=============================================================================


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

DEPENDENCE ON KEY PERSONNEL: The Company's performance depends in part on the continued service of its key sales and management personnel and on its ability to continue to attract, retain and motivate highly qualified personnel. Competition for such personnel is intense, and the process of locating key personnel with the combination of skills and attributes required to execute the Company's strategy is often time consuming. There can be no assurance that the Company will be able to attract or retain such personnel in the future, and the inability to do so could have a material adverse effect upon the Company's business, operating results or financial condition.

EFFECTIVE SUBORDINATION: The Company operates a portion of its business through subsidiaries, including substantially all of its commercial printing operations. The Company and its subsidiaries may incur additional indebtedness in the future, subject to certain limitations contained in the Company's Bond Indenture and the Credit Agreement and certain of such indebtedness may be secured. Any right of the Company to participate in any distribution of the assets of its subsidiaries upon the liquidation, reorganization or insolvency of any such subsidiary (and the consequent right of the creditors of the Company to participate in the distribution of those assets) will be subject to the prior claims of the respective subsidiary's creditors. As a result of the foregoing, creditors of the Company may recover less ratably than other creditors of the Company's subsidiaries in the event of any liquidation, reorganization or insolvency of the Company.

FORWARD-LOOKING STATEMENTS: Certain statements contained in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to materially differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, general economic, market or business conditions, changes in laws or regulations; the opportunities (or lack thereof) that may be presented to and pursued by the Company and its subsidiaries; successful integration of acquisitions; labor market conditions; changes in postal rates and paper prices; the ability of the Company to retain its customers who generally do not operate under long-term contracts with the Company; the potential unpredictability of the Company's net sales due to seasonal and other factors which can lead to fluctuations in quarterly and annual operating results; the ability of the Company to keep pace with technological advancements in the industry; the effect of technical advancements on the demand for the Company's goods and services; and the risk of damage to the Company's data centers and manufacturing facilities or interruptions in the Company's telecommunications links. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. The Company does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Item 7(A) Quantitative and Qualitative Disclosures About Market Risk

          The information required by Item 7(A) is contained in the section captioned "Interest Expense" and "Capital Expenditures" in Item 7 of this report. Also see the section captioned "Accounting For Derivative Instruments and Hedging Activities" in Item 15(a) of this report.

Item 8    Financial Statements and Supplementary Data

          The financial information required by Item 8 is contained in Item 15 of Part IV of this report.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               On May 23, 2002, the Company dismissed its independent public accountants, Arthur Andersen LLP and, on June 16, 2002, the Company retained Deloitte & Touche LLP as its new independent public accountants. The change in accountants was ratified and approved by the Company's Board of Directors, upon the recommendation of the Audit Committee of the Board of Directors.

               During the Company's 2000 and 2001 fiscal years, and the subsequent interim periods through May 23, 2002, there were no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen LLP's satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement in connection with its reports on the Company's financial statements for such periods. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during the Company's two most recent fiscal years ended July 31, 2001, or during any subsequent interim period through May 23, 2002.

               The audit reports issued by Arthur Andersen LLP on the Company's consolidated financial statements as of and for the fiscal years ended July 31, 2000 and July 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The Company provided Arthur Andersen LLP with a copy of the foregoing disclosures, and a letter from Arthur Andersen LLP confirming its agreement with these disclosures was filed as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on May 24, 2002.

               During the Company's two most recent fiscal years ended July 31, 2001 and through June 16, 2002, the Company did not consult with Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction or regarding any of the other matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    Part III

Item 10   Directors and Executive Officers of the Company

          Information concerning continuing directors and director nominees of the Company and their respective terms is contained in the section captioned "Election of Directors" in the Company's definitive Proxy Statement dated approximately November 1, 2002, and is incorporated herein by reference.

          Information concerning Section 16 (a) Beneficial Ownership Reporting Compliance is contained in the section captioned "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement dated approximately November 1, 2002, and is incorporated herein by reference.


          Executive Officers of the Company

          (a) Names, ages and positions of the executive officers:


          Name                       Age      Position
          ----                       ---      --------
          Vicki L. Avril             48       Senior Vice President and Chief Financial Officer

          James D. Benak             48       Vice President General Counsel & Secretary

          Thomas G. Brooker          44       Vice President - Corporate Sales

          Michael O. Duffield        50       President and Chief Operating Officer

          Douglas W. Fitzgerald      48       Vice President - Marketing

          M. David Jones             55       Chairman of the Board and Chief Executive Officer

          Robert J. Kelderhouse      47       Vice President - Treasurer and Assistant Secretary

          James E. Kersten           46       Vice President - Business Solutions

          Charles H. Kwon            41       Vice President - Strategy and New Ventures

          Wayne E. Richter           46       Senior Vice President - Forms and Labels Segment

          Lori G. Roberts            41       Vice President - Human Resources

          All officers are elected at the Annual Meeting of the Board of Directors, which is held immediately after the Annual Meeting of Stockholders.

          (b) Business Experience of the Executive Officers:

              Ms. Avril joined the Company in 2001 as the Senior Vice President and Chief Financial Officer. Ms. Avril was most recently employed at Inland Steel Industries Inc. as the Vice President Finance and Chief Financial Officer. Prior to serving in such capacity she was Treasurer and Director of Planning for four years.

              Mr. Benak joined the Company in 2001 as Vice President General Counsel & Secretary. Prior to joining the Company, Mr. Benak was a partner at the Chicago law firm of Jenner & Block, LLC since 1990.

              Mr. Brooker has been with the Company since 1981. He was elected Vice President - Corporate Sales in 1998. Mr. Brooker was previously Vice President and General Manager - Office Products from 1995 to 1998.

              Mr. Duffield has been with the Company since 1974. He is currently the President and Chief Operating Officer and was elected to this role in 1998. From January through November 2000, Mr. Duffield was the Acting Chief Executive Officer during the time in which the Company was conducting its search for a permanent Chief Executive Officer. Mr. Duffield was previously the Senior Vice President - Operations from 1992 to 1998.

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

              Mr. Kelderhouse joined the Company in 1999 as Vice President - Treasurer and Assistant Secretary. Mr. Kelderhouse was previously employed by Heller International Corporation as Senior Vice President - Finance and Capital Markets, Sales Finance Group from 1997 to 1999.

              Mr. Kersten has been with the Company since 1978. He was elected to his current role of Vice President - Business Solutions in May, 2002. Prior to serving in such capacity, Mr. Kersten was the Western Area Vice President/General Manager from 1999 to 2002 and Regional Vice President of Sales from 1993 to 1999.

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

              Ms. Roberts joined the Company in 2001 as Vice-President - Human Resources. Ms. Roberts was previously employed by Cummins Engine Company, Inc. as Director - Human Resources, Southern Region from 1998 to 1999 and as Director - Compensation & Benefits from 1997 to 1998. Ms. Roberts was voluntarily unemployed between the period of time she left Cummins Engine Company, Inc. and the time she began working at Wallace Computer Services, Inc.

              There are no family relationships among these executives.

              Information with respect to directors and nominees for election as directors of the Company is contained under the caption "Election of Directors" and information regarding Section 16(a) compliance is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement dated approximately November 1, 2002, and is incorporated herein by reference.

Item 11   Executive Compensation

              Information concerning management remuneration and transactions, and compensation of directors for the year ended July 31, 2002 is contained in the section captioned "Compensation of Executive Officers" in the Company's definitive Proxy Statement dated approximately November 1, 2002, and is incorporated herein by reference.

Item 12   Security Ownership of Certain Beneficial Owners and Management

              Information concerning the beneficial ownership of the Company's common stock is contained in the section captioned "Voting Securities" in the Company's definitive Proxy Statement dated approximately November 1, 2002, and is incorporated herein by reference.

Item 13       Certain Relationships and Related Transactions

              Information concerning certain relationships and related transactions is contained in the Company's definitive Proxy Statement dated approximately November 1, 2002, and is incorporated herein by reference.


Item 14       Controls and Procedures

              (a) Not applicable

              (b) Not applicable

                                     Part IV

Item 15       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

              (a) The following consolidated financial statements and schedules of the Company are set forth on the following pages of this report.


                                                                           Page
                                                                          Number
                                                                          ------
              Consolidated Statements of Operations for the years ended
              July 31, 2002, 2001, and 2000                                   34

              Consolidated Balance Sheets as of July 31, 2002 and 2001        35

              Consolidated Statements of Cash Flow for the years ended
              July 31, 2002, 2001, and 2000                                   36

              Consolidated Statements of Stockholders' Equity for the
              years ended July 31, 2002, 2001, and 2000                       37 - 38

              Notes to Consolidated Financial Statements                      39 - 58

              Reports of Independent Public Accountants                       59 - 60

              Quarterly Financial Data for the years ended July 31, 2002
              and 2001                                                        61

              Schedule II - Valuation and Qualifying Accounts                 62


              Schedules Omitted

              All other schedules have been omitted because they are not applicable or not required under the related instructions or because the required information is included in the financial statements or notes thereto.

              (b) Reports on Form 8-K

                  A report on Form 8-K was filed on May 23, 2002, announcing the termination of the engagement of Arthur Andersen LLP as the Company's independent auditor and the engagement of Deloitte &
                  Touche LLP as independent auditor effective June 16, 2002.

              (c) Exhibit Index

                  The exhibits filed in response to Item 601 of Regulation S-K are listed in the "Index of Exhibits" (beginning on page 63) of this report.

Wallace Computer Services, Inc.                                 Fiscal 2002 10-K


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 23, 2002.


                                   Wallace Computer Services, Inc.


                                   By  /s/ Vicki L. Avril
                                     -------------------------------------------
                                       Vicki L. Avril
                                       Senior Vice President and Chief Financial
                                         Officer
                                       (Principal Financial and Accounting
                                         Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on October 23, 2002.



/s/ M. David Jones                               /s/ John C. Pope
-------------------------------                  -------------------------------
M. David Jones                                   John C. Pope
Chairman of the Board and                        Director
Chief Executive Officer
(Principal Executive Officer)


/s/ William J. Devers, Jr.                       /s/ Michael T. Riordan
-------------------------------                  -------------------------------
William J. Devers, Jr.                           Michael T. Riordan
Director                                         Director


/s/ Andrew J. McKenna, Jr.                       /s/ Neele E. Stearns, Jr.
-------------------------------                  -------------------------------
Andrew J. McKenna, Jr.                           Neele E. Stearns, Jr.
Director                                         Director


/s/ Bettye Martin Musham
-------------------------------
Bettye Martin Musham
Director

                      CHIEF EXECUTIVE OFFICER CERTIFICATION


I, M. David Jones, Chairman of the Board and Chief Executive Officer of Wallace Computer Services, Inc. certify that:

1. I have reviewed this annual report on Form 10-K of Wallace Computer Services, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated:  October 23, 2002

   /s/ M. David Jones
---------------------
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)


                      CHIEF FINANCIAL OFFICER CERTIFICATION


I, Vicki L. Avril, Senior Vice President and Chief Financial Officer of Wallace Computer Services, Inc. certify that:

1. I have reviewed this annual report on Form 10-K of Wallace Computer Services, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Dated:  October 23, 2002

/s/ Vicki L. Avril
------------------
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Item 15 (a) Consolidated Financial Statements and Schedules

CONSOLIDATED STATEMENTS OF OPERATIONS
WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES

                                                                                    FOR THE YEARS ENDED JULY 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                       2002             2001             2000
======================================================================================================================
Net sales                                                               $ 1,545,629      $ 1,689,534      $ 1,641,889
----------------------------------------------------------------------------------------------------------------------
Cost and expenses:
  Cost of goods sold                                                      1,134,394        1,236,589        1,181,403
  Selling and administrative expenses                                       234,943          255,604          263,654
  Provision for depreciation and amortization                                66,407           78,848           77,573
  Restructuring charges                                                      43,285              513           41,551
----------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                  1,479,029        1,571,554        1,564,181
----------------------------------------------------------------------------------------------------------------------
Operating income                                                             66,600          117,980           77,708
  Interest income                                                              (772)            (829)          (2,408)
  Interest expense, net of capitalized interest                              21,615           29,102           33,598
  Other income                                                                    -                -           (3,190)
----------------------------------------------------------------------------------------------------------------------
Income before income taxes and the cumulative effect of a
  change in accounting principle                                             45,757           89,707           49,708
----------------------------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes:
  Current:
    Federal                                                                  21,723           37,363           20,728
    State                                                                     1,222            5,199            3,673
  Deferred                                                                   (6,610)          (6,051)           2,690
----------------------------------------------------------------------------------------------------------------------
Total income taxes                                                           16,335           36,511           27,091
----------------------------------------------------------------------------------------------------------------------
Income before the cumulative effect of a change in
   accounting principle - net of tax                                         29,422           53,196           22,617
Cumulative effect of a change in accounting
   principle - net of tax                                                  (144,078)               -                -
----------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                       $  (114,656)     $    53,196      $    22,617
----------------------------------------------------------------------------------------------------------------------
Basic earnings per share before the cumulative effect of a change
   in accounting principle                                              $      0.71      $      1.31      $      0.55
   Cumulative effect of a change in accounting principle                      (3.49)               -                -
----------------------------------------------------------------------------------------------------------------------
   Basic (Loss) Earnings per Share                                      $     (2.77)     $      1.31      $      0.55

Diluted earnings per share before the cumulative effect of a change
   in accounting principle                                              $      0.71      $      1.30      $      0.55
   Cumulative effect of a change in accounting principle                      (3.46)               -                -
----------------------------------------------------------------------------------------------------------------------
   Diluted (Loss) Earnings per Share                                    $     (2.75)     $      1.30      $      0.55
======================================================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PAR VALUE AND SHARE AMOUNTS)                           July 31, 2002    July 31, 2001
============================================================================================================
Assets
Current Assets:
   Cash and cash equivalents                                                   $    25,178      $         -
   Accounts receivable, less allowance for doubtful accounts
   of $9,434 in 2002 and $10,139 in 2001                                           245,141          280,456
   Inventories                                                                      85,437          100,922
   Assets held for sale                                                             12,467            1,215
   Current and deferred income taxes                                                31,363           27,498
   Advances and prepaid expenses                                                     5,329            4,948
------------------------------------------------------------------------------------------------------------
        Total current assets                                                       404,915          415,039
------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost:
   Land and buildings                                                              160,053          180,724
   Machinery, equipment, furniture and fixtures                                    654,988          706,641
   Leasehold improvements                                                            5,892            5,908
------------------------------------------------------------------------------------------------------------
   Total property, plant and equipment                                             820,933          893,273
   Less: accumulated depreciation and amortization                                (502,595)        (502,107)
------------------------------------------------------------------------------------------------------------
         Net property, plant and equipment                                         318,338          391,166
Goodwill                                                                           139,098          284,664
Cash surrender value of life insurance                                              15,861           15,201
System development costs, net of accumulated amortization                           49,003           55,516
Other assets                                                                         2,779            2,836
------------------------------------------------------------------------------------------------------------
         Total Assets                                                          $   929,994      $ 1,164,422
============================================================================================================
Liabilities and Stockholders' Equity
Current Liabilities:
   Current maturities of long-term debt                                        $     1,233      $       997
   Short-term notes payable                                                              -            3,003
   Accounts payable                                                                 78,403           74,087
   Dividends payable                                                                 6,862            6,765
   Accrued compensation and related expenses                                        37,983           46,964
   Other accrued expenses                                                           38,484           44,320
   Contribution to profit sharing and retirement fund                                6,511           13,466
------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                  169,476          189,602
------------------------------------------------------------------------------------------------------------
Deferred compensation and retirement benefits                                       43,130           39,128
Deferred income taxes                                                               49,525           60,385
Long-term debt                                                                     209,303          284,087
Other long-term liabilities                                                          9,431           10,603
Commitments and contingencies (Note 6)                                                   -                -
Stockholders' equity:
   Preferred stock, $50 par value, authorized 500,000 shares, none issued                -                -
   Common stock, $1.00 par value, authorized 100,000,000 shares,
          45,674,055 shares issued and outstanding                                  45,764           45,764
   Additional capital                                                               41,355           39,770
   Deferred compensation                                                             3,095            3,301
   Retained earnings                                                               426,067          570,507
   Treasury stock, at cost: 2002: 4,117,653 shares; 2001: 4,785,511 shares         (66,471)         (78,403)
   Accumulated other comprehensive loss                                               (681)            (322)
------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                  449,129          580,617
------------------------------------------------------------------------------------------------------------
       Total Liabilities and Stockholders' Equity                              $   929,994      $ 1,164,422
============================================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES

                                                                             FOR THE YEARS ENDED JULY 31,
(IN THOUSANDS)                                                            2002           2001           2000
===============================================================================================================
Cash flows from operating activities:
   Net (loss) income                                                   $(114,656)     $  53,196      $  22,617
   Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
             Cumulative effect of a change in accounting principle       144,078              -              -
             Depreciation                                                 54,804         61,513         62,841
             Amortization                                                 11,603         17,335         14,732
             Restructuring charges, non-cash                              24,304             87         31,828
             Debt cost amortization                                        1,747          1,603          1,472
             Deferred taxes                                              (10,427)        (9,527)         4,908
             Loss (gain) on disposal of property                              44             48           (344)
             Gain on sale of investments                                       -              -         (3,190)
  Changes in assets and liabilities, net of effect
             of acquisitions and divestitures:
             Accounts receivable                                          35,963         13,897          1,090
             Inventories                                                  15,202          7,211           (387)
             Prepaid taxes                                                (4,087)           453          8,940
             Advances and prepaid expenses                                (1,859)         1,947         (1,676)
             Other assets                                                    985         13,481         (6,475)
             Accounts payable and other liabilities                      (18,581)        11,596          9,451
             Deferred compensation and retirement benefits                 2,433          2,863          4,273
---------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                              141,553        175,703        150,080
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                   (23,251)       (41,310)       (53,945)
  Proceeds from sales of short-term investments                                -              -          3,190
  Proceeds from disposal of property                                       7,837          1,671          6,086
  Payments for acquisitions, net of cash acquired                         (4,858)             -        (10,067)
---------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                  (20,272)       (39,639)       (54,736)
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Cash dividends paid                                                    (27,264)       (26,844)       (27,016)
  Net retirements of short-term debt                                      (3,044)       (11,582)        (8,067)
  Amounts paid on long-term debt                                         (96,292)      (211,887)      (130,170)
  Proceeds from issuance of long-term debt                                19,723        105,000         96,487
  Proceeds from issuance of common stock                                  15,255         11,850         11,347
  Purchase of treasury stock                                              (4,481)        (7,106)       (41,453)
---------------------------------------------------------------------------------------------------------------
  Net cash used in financing activities                                  (96,103)      (140,569)       (98,872)
---------------------------------------------------------------------------------------------------------------
Net changes in cash and cash equivalents                                  25,178         (4,505)        (3,528)
Cash and cash equivalents at beginning of year                                 -          4,505          8,033
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                               $  25,178      $       -      $   4,505
===============================================================================================================
Supplemental disclosure:
 Interest paid (net of interest capitalized)                           $  17,205      $  25,494      $  28,155
 Income taxes paid                                                     $  26,333      $  38,028      $  14,680
===============================================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES

                                                                      SHARES OF COMMON STOCK   COMMON
                                                                      ----------------------    STOCK    ADDITIONAL
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                               ISSUED   IN TREASURY   PAR VALUE    CAPITAL
===================================================================================================================
Balance, July 31, 1999                                                 45,764      (3,546)     $45,764     $37,528
===================================================================================================================
Comprehensive income:
   Net earnings                                                             -           -            -           -
-------------------------------------------------------------------------------------------------------------------
Comprehensive income
  Cash dividends ($.66 per share)                                           -           -            -           -
  Sale of stock under employee stock purchase plan                          -         869            -           -
  Stock options exercised net of shares exchanged in lieu of cash           -         110            -           -
  Deferred compensation liability for change in
      shares held in grantor trust                                          -           -            -           -
  Tax benefit from early disposition by employees
      of stock issued under stock option plans
      and exercise of non-qualified stock options                           -           -            -         541
  Amortization of difference between market price
      and option price for 1997 option plan                                 -           -            -         417
  Treasury stock purchased                                                  -      (2,510)           -           -
===================================================================================================================
Balance, July 31, 2000                                                 45,764      (5,077)      45,764      38,486
===================================================================================================================
Comprehensive income:
  Net earnings                                                              -           -            -           -
  Other comprehensive income, net of tax:
     Cash flow hedge                                                        -           -            -           -
-------------------------------------------------------------------------------------------------------------------
Comprehensive income
  Cash dividends ($.66 per share)                                           -           -            -           -
  Sale of stock under employee stock purchase plan                          -         643            -           -
  Stock options exercised net of shares exchanged in lieu of cash           -         277            -           -
  Deferred compensation liability for change in
      shares held in grantor trust                                          -           -            -           -
  Tax benefit from early disposition by employees
      of stock issued under stock option plans
      and exercise of non-qualified stock options                           -           -            -       1,151
  Amortization of difference between market price
      and option price for 1997 option plan                                 -           -            -         133
  Treasury stock purchased                                                  -        (629)           -           -
===================================================================================================================
Balance, July 31, 2001                                                 45,764      (4,786)      45,764      39,770
===================================================================================================================
Comprehensive loss:
  Net loss                                                                  -           -            -           -
  Other comprehensive income, net of tax:
     Cash flow hedge                                                        -           -            -           -
     Minimum pension liability adjustment                                   -           -            -           -
-------------------------------------------------------------------------------------------------------------------
Comprehensive loss
  Cash dividends ($.66 per share)                                           -           -            -           -
  Sale of stock under employee stock purchase plan                          -         444            -           -
  Stock options exercised net of shares exchanged in lieu of cash           -         524            -           -
  Deferred compensation liability for change in
      shares held in grantor trust                                          -           -            -           -
  Tax benefit from early disposition by employees
      of stock issued under stock option plans
      and exercise of non-qualified stock options                           -           -            -       1,483
  Amortization of difference between market price
      and option price for 1997 option plan                                 -           -            -         102
Treasury stock purchased                                                    -        (300)           -           -
===================================================================================================================
Balance, July 31, 2002                                                 45,764      (4,118)     $45,764     $41,355
===================================================================================================================

The accompanying notes are an integral part of these statements.

WALLACE COMPUTER SERVICES, INC. AND SUBSIDIARIES

                                                                                                       ACCUMULATED
                                                                                           COST OF           OTHER
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  DEFERRED        RETAINED        TREASURY   COMPREHENSIVE
                                                      COMPENSATION        EARNINGS           STOCK            LOSS           TOTAL
===================================================================================================================================
Balance, July 31, 1999                                   $   3,883       $ 581,392       $ (85,000)      $       -       $ 583,567
===================================================================================================================================
Comprehensive income:
  Net earnings                                                   -          22,617               -               -          22,617
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                        22,617
Cash dividends ($.66 per share)                                  -         (26,682)              -               -         (26,682)
Sale of stock under employee stock
  purchase plan                                                  -         (16,763)         26,166               -           9,403
Stock options exercised net of shares
  exchanged in lieu of cash                                      -          (1,631)          3,482               -           1,851
Deferred compensation liability for change in
  shares held in grantor trust                                (724)              -               -               -            (724)
Tax benefit from early disposition by employees
  of stock issued under stock option plans
  and exercise of non-qualified stock options                    -               -               -               -             541
Amortization of difference between market price
  and option price for 1997 option plan                          -               -               -               -             417
Treasury stock purchased                                         -               -         (41,453)              -         (41,453)
===================================================================================================================================
Balance, July 31, 2000                                       3,159         558,933         (96,805)              -         549,537
===================================================================================================================================
Comprehensive income:
  Net earnings                                                   -          53,196               -               -          53,196
  Other comprehensive income, net of tax:
     Cash flow hedge                                             -               -               -            (322)           (322)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                        52,874
Cash dividends ($.66 per share)                                  -         (26,831)              -               -         (26,831)
Sale of stock under employee stock
  purchase plan                                                  -         (11,271)         18,230               -           6,959
Stock options exercised net of shares
  exchanged in lieu of cash                                      -          (3,520)          7,278               -           3,758
Deferred compensation liability for change in
  shares held in grantor trust                                 142               -               -               -             142
Tax benefit from early disposition by employees
  of stock issued under stock option plans
  and exercise of non-qualified stock options                    -               -               -               -           1,151
Amortization of difference between market price
  and option price for 1997 option plan                          -               -               -               -             133
Treasury stock purchased                                         -               -          (7,106)              -          (7,106)
===================================================================================================================================
Balance, July 31, 2001                                       3,301         570,507         (78,403)           (322)        580,617
===================================================================================================================================
Comprehensive loss:
  Net loss                                                       -        (114,656)              -               -        (114,656)
  Other comprehensive income, net of tax:
     Cash flow hedge                                             -               -               -             322             322
     Minimum pension liability adjustment                        -               -               -            (681)           (681)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                                        (115,015)
Cash dividends ($.66 per share)                                  -         (27,248)              -               -         (27,248)
Sale of stock under employee stock
  purchase plan                                                  -            (610)          7,378               -           6,768
Stock options exercised net of shares
  exchanged in lieu of cash                                      -          (1,926)          9,035               -           7,109
Deferred compensation liability for change in
  shares held in grantor trust                                (206)              -               -               -            (206)
Tax benefit from early disposition by employees
  of stock issued under stock option plans
  and exercise of non-qualified stock options                    -               -               -               -           1,483
Amortization of difference between market price
  and option price for 1997 option plan                          -               -               -               -             102
Treasury stock purchased                                         -               -          (4,481)              -          (4,481)
===================================================================================================================================
Balance, July 31, 2002                                   $   3,095       $ 426,067       $ (66,471)      $    (681)      $ 449,129
===================================================================================================================================

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2002

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS: Wallace Computer Services Inc. ("the Company") is a provider of Total Print Management products and services to FORTUNE(R)1,000 and other customers, producing and distributing forms, labels, targeted communications and commercial print. The Company operates in two business segments which are Integrated Graphics and Forms and Labels.

BASIS OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly-owned. All significant intercompany transactions have been eliminated.

USE OF ESTIMATES: The financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America. The preparation of the financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company reviews its estimates on a regular basis. Estimates made by the Company are based on historical experience and other assumptions management believes are reasonable under the current circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     During fiscal year 2001, the Company changed its method of estimating workers' compensation reserves from the case reserve method to a fully developed loss method, a more conservative method. This change in accounting estimate resulted in a one-time, pre-tax charge of $3.0 million or $0.04 per fully diluted share.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation.

REVENUE RECOGNITION: The Company recognizes revenue for the majority of its products upon shipment to the customer and the transfer of title. Revenue from services is recognized when the services are performed. In some cases and upon customer request, the Company prints and stores custom print product for customer specified future delivery, generally within six months. In this case, risk of loss passes to the customer, the customer is invoiced under normal credit terms and revenue is recognized when manufacturing is complete.

CASH AND CASH EQUIVALENTS: The Company invests excess cash balances in short-term securities, including commercial paper, money market funds, and municipal bonds whose original maturities are less than three months.

CAPITALIZED INTEREST COSTS: Interest costs are capitalized based upon the cost of capital projects in progress during the year. Interest incurred, before interest capitalization, and the amount of interest capitalized as of the last three year ends is as follows:

(IN THOUSANDS)            INTEREST INCURRED           INTEREST CAPITALIZED
==========================================================================
2002                               $ 22,026                        $   411
2001                               $ 31,102                        $ 2,000
2000                               $ 36,272                        $ 2,674
==========================================================================

Amortization expense related to interest capitalized was $1,330,000 in 2002; $1,223,000 in 2001; and $1,106,000 in 2000.

LONG-LIVED ASSETS: Long-lived assets are comprised of property, plant and equipment and goodwill.

PROPERTY, PLANT AND EQUIPMENT: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared with the carrying value to determine whether an impairment exists, pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value. The Company will follow the guidance in SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" beginning in fiscal year 2003. In fiscal years 2002 and 2000, the Company wrote down certain long-lived assets in connection with its restructuring activities. See Note 7.

     Property, plant and equipment is recorded at historical cost. Depreciation for financial statement purposes is computed using the straight-line method over the estimated useful lives of the various classes of property, plant and equipment.

       =========================================================================
       Buildings                                                        40 years
       Building equipment                                            10-15 years
       Machinery, equipment, furniture
        and fixtures                                                  3-10 years
       Leasehold improvements          Lesser of the lease period or useful life
       =========================================================================

GOODWILL: Goodwill represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. The Company has elected early adoption of Statement of Financial Accounting Standard ("SFAS") No. 142 "Goodwill and Intangible Assets" and, accordingly, has stopped amortization of goodwill effective August 1, 2001. The Company has and will annually perform a goodwill impairment test which requires the Company to make assumptions regarding estimated future cash flows, capital market and economic conditions and other factors to determine the fair value of the asset. This test will be performed in the fourth quarter of each year. Goodwill amortization in 2001 and 2000 amounted to $7,582,000 and $8,116,000, respectively, based on a straight-line basis over 40 years. See Note 8 "Change in Accounting Principle" for disclosure of the impact of the adoption.

SYSTEM DEVELOPMENT COSTS: In accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," computer software that is either purchased or developed for use by the Company is amortized over a useful life of three to seven years. Amortization of internal use software was $11,495,000 in fiscal year 2002; $9,625,000 in fiscal year 2001; and $6,395,000 in fiscal year 2000. The unamortized balance of all capitalized computer software was $49,003,000 at July 31, 2002 and $55,516,000 at July 31, 2001.

INCOME TAXES: The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under that standard, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying statutory tax rates applicable to future years to differences between the financial statement carrying amount and the tax basis of existing assets and liabilities. Investment tax credits are amortized to income over the lives of the applicable assets. The unamortized investment tax credit amounted to $109,000 at July 31, 2002 and $125,000 at July 31, 2001.

NET INCOME (LOSS) PER SHARE: The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share." Accordingly, basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. Diluted earnings per share amounts are based on the increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options, when such conversion would have the effect of reducing earnings per share. See Note 13 for the computation of earnings (loss) per share.

COMPREHENSIVE INCOME: Under SFAS No. 130, "Reporting Comprehensive Income," comprehensive income for the Company consists of net income (loss), minimum pension liability adjustments and derivative activity and is presented in the Consolidated Statements of Stockholders' Equity.

RECENTLY IMPLEMENTED ACCOUNTING PRONOUNCEMENTS: In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS No. 141, which requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and, as such, will be utilized on an ongoing basis.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. In the second quarter, retroactive to and effective August 1, 2001, the Company adopted SFAS 142, resulting in the cessation of amortization of goodwill and the recording of the cumulative effect of a change in accounting principle. See Note 8 "Change in Accounting Principle" for a discussion of goodwill accounting changes.

In August 2001, the Emerging Issue Task Force reached a consensus on Issue 01-09 "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendors' Products" requiring that certain marketing and promotional expenditures be reflected as a reduction of revenue rather than a selling expense. The consensus was effective for interim periods beginning after December 15, 2001. While the effect of adopting the provisions of Issue 01-09 was not significant with no effect on net income or earnings per share, prior period financial statements have been reclassified to comply with this EITF guidance. The reclassification reduced sales, with a corresponding decrease to selling and administrative expenses, in the amounts of $3,040,000, $3,258,000 and $3,694,000 for the fiscal years ended July 31, 2002, 2001 and 2000, respectively.

NEW ACCOUNTING PRONOUNCEMENTS: In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. It is anticipated that the adoption of SFAS 143 will have no impact on the financial position or results of operations of the Company.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS 121. Additionally, SFAS 144 modifies the procedures to be used to define discontinued operations. The Company is required to adopt SFAS 144 no later than the first quarter of fiscal year 2003. It is anticipated that the adoption of SFAS 144 will not have a significant impact on the financial position or results of operations of the Company.

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). Under the provisions of SFAS 145, gains and losses from the early extinguishment of debt are no longer classified as an extraordinary item, net of income taxes, but are included in the determination of pretax earnings. The effective date for SFAS 145 is for fiscal years beginning after May 15, 2002, with early application encouraged. Upon adoption, all gains and losses from the extinguishment of debt previously reported as an extraordinary item shall be reclassified to pretax earnings. It is anticipated that the adoption of SFAS 145 will have no impact on the financial position or results of operations of the Company.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, as such, the provisions of SFAS 146 will be applied prospectively only if the Company undertakes relevant restructuring activities or other disposal or exit activities.

2.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
Effective August 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. This standard requires that an entity recognize derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value.

     In the second quarter of fiscal year 2001, the Company entered into two interest rate swap agreements ("Swaps") which effectively converted $75 million of floating rate debt under the revolving Credit Facility ("Credit Facility") to fixed rate debt. The purpose for entering into the Swaps was to better match the Company's assets and liabilities and reduce its exposure to interest rate risk. As required by the Company's hedging and derivative use policy, such Swaps were entered into with high quality, independent counterparties at market pricing. These parties were rated A1 and/or A+ or higher by Moody's and Standard & Poor's. The Swaps had a term that was one year or less from the date of inception. These Swaps were considered cash flow hedges and, accordingly, the fair market value of the Swaps was recorded as a liability in "other accrued expenses" in the current liabilities section of the balance sheet. "Accumulated other comprehensive loss" in the equity section of the balance sheet reflected the after-tax charge to equity corresponding to the fair market value of the Swaps. The accumulated other comprehensive loss related to the Swaps is included in comprehensive income (loss). Any net gain or loss on the Swaps, which is not significant in fiscal year 2001 or 2002, is reflected in interest expense in the statement of operations. In the second quarter of fiscal year 2002, the Company settled the Swaps and has no other derivative financial instruments outstanding.

3.   INVENTORIES:
Inventories are stated at cost which does not exceed market and include material, labor and overhead. Cost is determined on the last-in, first-out ("LIFO") basis for certain inventories, and on the first-in, first-out ("FIFO") basis for other inventories.

     Inventories at July 31 were as follows:

(IN THOUSANDS)                        2002                 2001
=====================================================================
Raw materials                     $ 12,365            $  15,623
Work in process                     17,978               16,531
Finished products                   55,094               68,768
---------------------------------------------------------------------
                                  $ 85,437            $ 100,922
=====================================================================

     At July 31, 2002 and 2001, the cost of inventories aggregating $46,047,000 and $55,572,000, respectively, was determined using the LIFO method. Inventories would have been $12,942,000 higher in fiscal year 2002 and $14,825,000 higher in fiscal year 2001, if the FIFO method had been used for all inventories.

4.   FINANCING ARRANGEMENTS:
SHORT-TERM DEBT: Unsecured money market lines of $25 million were available as of July 31, 2002. There were no borrowings outstanding as of that date. LONG-TERM DEBT: Long-term debt consisted of the following at July 31:

(IN THOUSANDS)                                           2002         2001
=============================================================================

Average 3.1% in fiscal year 2002 and 6.21%
  in fiscal year 2001 revolving credit agreement     $      -     $ 75,000
8.93% senior term notes due 2009                      124,847      123,727
8.31% senior term notes due 2006                       62,385       61,758
Average 1.66% in fiscal year 2002 and 3.80%
  in fiscal year 2001 floating rate industrial
  revenue bonds due 2007                                7,000        7,000
Average 1.61% in fiscal year 2002 and 3.70%
  in fiscal year 2001 floating rate industrial
  revenue bonds due 2010                                8,000        8,000
5.10% promissory note due 2004                            870          870
6.00% promissory note due 2003                            450          900
3.00% promissory note due 2004                            554            -
Average 8.22% property mortgages
due 2003 - 2012                                         6,430        7,824
Other                                                       -            5
-----------------------------------------------------------------------------
                                                     $210,536     $285,084
Less-current portion                                    1,233          997
-----------------------------------------------------------------------------
Total long-term debt                                 $209,303     $284,087
=============================================================================

     In fiscal year 1999, the Company offered $200 million of Senior Notes to institutional investors in a private placement. The transaction closed and was funded on January 15, 1999. The proceeds of the notes were used to pay down borrowings under the revolving credit agreement ("Credit Facility"). At that time the Company settled a treasury rate lock agreement related to the issuance of the $200.0 million Senior Notes for $18.3 million plus related fees which are being amortized using the effective interest method over the term of the seven- and ten-year Senior Notes. The impact of the amortization has been included in the interest rates above. The Company has several debt covenants related to the Senior Notes. Under the most restrictive of the covenants, the Company must maintain a debt to capitalization ratio not greater than 65% and must maintain minimum net worth levels. As a result of adopting SFAS No. 142 and subsequently recording the $144.1 million charge for goodwill impairment (net of tax), the Company obtained an amendment to the Senior Note Indenture to provide additional flexibility under the minimum consolidated net worth covenant. This amendment allows for an exclusion of up to $75 million of the charge for goodwill impairment from the definition of net worth for purposes of meeting the minimum net worth test.

     Based upon the interest rates currently available to the Company for borrowings with similar terms and maturities, the fair value of the Company's debt and other financial instruments, after adjusting for the deferred expense related to the treasury lock, is approximately $233.5 million at July 31, 2002. The balance of the deferred expense related to the treasury lock on the Senior Notes was $12.8 million as of July 31, 2002 and $14.5 million as of July 31, 2001.

     The industrial revenue bonds due 2007 and 2010 may be tendered at the option of the holders on dates specified in the agreements. The Company maintains arrangements with agents to remarket any bonds tendered before the final maturity dates. The bonds are also supported by letters of credit.

     Principal payments due on long-term debt, exclusive of the treasury lock of $12.8 million, are as follows: $1,233,000 in 2003, $1,712,000 in 2004, $617,000 in 2005, $65,625,000 in 2006, $7,598,000 in 2007 and $146,519,000 in 2008 and
beyond.

     As of July 31, 2002, the Company has a $250 million revolving Credit Facility. There were no borrowings under the Credit Facility as of July 31, 2002 and $75 million as of July 31, 2001. The Company has several debt covenants related to the Credit Facility. Under the most restrictive of the covenants, the Company must maintain a minimum interest coverage of 2.5 to 1 and a funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio not greater than 3 to 1. The Credit Facility and the Senior Notes maintain cross default provisions in which a violation of debt covenants in either debt instrument automatically triggers a default in the other. The Credit Facility will expire October 31, 2002.

     The Company is currently in compliance with all debt covenants.

5.   STOCK OPTIONS:
The Company has three stock option plans, the 2001 Stock Incentive Plan (the "2001 Plan"), the 1997 Stock Incentive Plan (the "1997 Plan") and the 1989 Stock Option Plan (the "1989 Plan"), and an Employee Stock Purchase Plan adopted in 1974 (the "1974 Plan"). The 1989 Plan expired on September 12, 1999. All of these plans are stockholder approved.

     Under the terms of the 2001 Plan, which expires December 5, 2011, options, stock appreciation rights (SARs), stock awards and performance shares may be granted to officers, other employees and directors. As of July 31, 2002, no SARs, stock awards or performance shares have been issued under the 2001 Plan. Under the 2001 Plan, 1,635,735 shares of common stock are available for awards. Two types of options to purchase common stock may be granted: Incentive Options and Non-Qualified Options. The option price for these options may not be less than 100% of the market value of the common stock at the date of the option grant. The option price may be paid in cash or by exchanging previously acquired Company common stock with a market value equal to the purchase price of the options. Options generally become exercisable as to 33% of the shares one year after grant, 33% of the shares two years after grant and the remaining 34% of the shares three years after grant. Options expire 10 years after grant. The exercisability of options may be further restricted by one or more of the following performance measures: common stock value, earnings per share, return to stockholders (including dividends), return on assets, return on equity, earnings of the Company, revenues, market share, cash flow, cost reduction goals, or any combination of the above.

     The 2001 Plan additionally provides for option grants to non-employee Directors. Immediately following the Company's annual meeting, each non-employee Director is to be granted an option to purchase 2,000 shares at a purchase price equal to 100% of the fair market value of a share of common stock on the date of grant of such option. The non-employee Director options vest at a rate of 25% every three months, such that they will be fully vested within one year, or by the next annual meeting, whichever occurs first.

     Under the terms of the 1997 Plan, which expires September 4, 2006, options may be granted to employees, as well as to non-employee Directors. Two types of options to purchase common stock may be granted to officers and other employees:
Incentive Options and Non-Qualified Options (non-employee Directors may only receive grants of Non-Qualified Options). In the case of Incentive Options, the option price may not be less than 100% of the market value of the common stock at the date the option is granted. For Non-Qualified Options, the grant price may not be less than 85% of the market value. To date, no options have been granted at less than 100% of market value of the common stock. The option price may be paid in cash or by exchanging previously acquired Company common stock with a market value equal to the purchase price of the options. Option vesting, option life and exercisability have similar terms to the 2001 Plan.

     In fiscal year 1997, 567,000 options were granted with performance measure vesting provisions that are outlined in the 1997 Plan. The performance measures for the options are based on revenues, pretax income, return on equity, and return on assets. Based on the performance measures, 37.5% of the options vested on September 4, 1999 and the remaining options will vest March 4, 2006. These options were granted with stockholder approval on February 28, 1997, with a grant date of September 4, 1996. The difference between market price on February 28, 1997 and market price on the grant date is being reflected as an expense in the Company's statement of operations over the vesting period. This expense of $102,000 in fiscal year 2002, $133,000 in fiscal year 2001 and $417,000 in fiscal year 2000 is included in the results of operations.

     The Employee Stock Purchase Plan, adopted in 1974, expires on December 31, 2004. A total of 6,600,000 shares of common stock have been reserved for purchase by employees through semi-annual offerings. The option price is the lower of 85% of the market price of the shares of common stock on the commencement date or the termination date of each offering period. Employees participate in the plan through payroll deductions and the plan qualifies for certain tax advantages under section 423 of the Internal Revenue Code of 1986, as amended. Options were exercised to purchase 444,321 shares at $15.32 in fiscal year 2002, 643,066 shares at $11.45 in fiscal year 2001 and 869,136 shares at $11.18 in fiscal year 2000. There were 1,587,541 shares available at July 31, 2002 and 2,031,862 shares available at July 31, 2001 for future issuance under this plan.

     The Company maintains a grantor trust, a "Rabbi Trust," for the benefit of certain employees in which previously earned and accrued deferred bonus amounts are held on behalf of the employee. There were 172,938 and 182,977 shares held by the Rabbi Trust at July 31, 2002 and 2001, respectively. The value of these shares is included as treasury stock within the equity section of the consolidated financial statements. However, the shares are considered outstanding and incorporated into the computation of both basic and diluted earnings per share. The weighted-average number of these shares included in the earnings per share calculation was 176,000, 172,000 and 211,000 at July 31, 2002, 2001 and 2000, respectively. The deferred compensation liability is included in the equity section of the balance sheet for both fiscal years 2002 and 2001. Dividends accrued on these Rabbi Trust shares are recognized as compensation expense in the statement of operations. These shares will be remitted to the executives upon retirement or termination, or to their beneficiaries upon death.

     The following table summarizes the activity under the stock option plans for the last three years:

                                          NUMBER OF             WEIGHTED AVERAGE
                                            OPTIONS               EXERCISE PRICE
================================================================================
Outstanding at July 31, 1999              2,138,863                   $    24.41
--------------------------------------------------------------------------------
Granted                                   1,183,204                        15.98
Forfeited                                  (328,723)                       24.15
Exercised                                   (41,400)                       14.59
--------------------------------------------------------------------------------
Outstanding at July 31, 2000              2,951,944                   $    21.13
--------------------------------------------------------------------------------
Granted                                     771,500                        14.02
Forfeited                                  (311,525)                       24.15
Exercised                                  (241,613)                       12.93
--------------------------------------------------------------------------------
Outstanding at July 31, 2001              3,170,306                   $    19.72
--------------------------------------------------------------------------------
Granted                                     895,000                        16.21
Forfeited                                  (513,438)                       25.34
Exercised                                  (483,814)                       13.44
--------------------------------------------------------------------------------
Outstanding at July 31, 2002              3,068,054                   $    18.83
================================================================================


                                            JULY 31        JULY 31       JULY 31
                                               2002           2001          2000
--------------------------------------------------------------------------------
Options available for future grants       2,237,913      1,343,857     1,803,832
Options exercisable at end of year        1,630,692      1,729,552     1,358,406
Weighted average exercise price of
   exercisable options                       $20.53         $22.73        $24.46
================================================================================


The following summarizes information about stock options outstanding at July 31, 2002:


                                                   OUTSTANDING                          EXERCISABLE
------------------------------------------------------------------------     --------------------------------
                                                Average        Weighted                             Weighted
                                              remaining         average                              average
                                            contractual        exercise                             exercise
Range of exercise prices          Shares           life           price                Shares          price
------------------------------------------------------------------------     --------------------------------
$11.19 - $15.88                  910,454           7.75          $12.94               528,148         $12.39
$15.88 - $25.00                1,484,300           8.11           17.76               597,968          19.88
$25.00 - $39.19                  673,300           4.23           29.17               504,576          29.82
------------------------------------------------------------------------     --------------------------------
$11.19 - $39.19                3,068,054           7.11          $18.83             1,630,692         $20.53
------------------------------------------------------------------------     --------------------------------

     The Company accounts for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of SFAS No. 123,

"Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Pro forma net income and earnings per share calculated in conformance with the provisions of SFAS No. 123, which includes stock option expense, would be reduced as follows:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)    2002           2001           2000
================================================================================
Net income (loss):
  As reported                          $(114,656)     $  53,196      $  22,617
  Compensation expense, net of tax        (3,271)        (4,827)        (2,666)
  Pro forma                            $(117,927)     $  48,369      $  19,951
--------------------------------------------------------------------------------
Basic earnings (loss) per share:
  As reported                          $   (2.77)     $    1.31      $    0.55
  Compensation expense, net of tax         (0.07)         (0.11)         (0.06)
  Pro forma                            $   (2.84)     $    1.20      $    0.49
--------------------------------------------------------------------------------
Diluted earnings (loss) per share:
  As reported                          $   (2.75)     $    1.30      $    0.55
  Compensation expense, net of tax         (0.06)         (0.11)         (0.06)
  Pro forma                            $   (2.81)     $    1.19      $    0.49
--------------------------------------------------------------------------------
Basic Shares
  As reported                             41,326         40,699         41,151
  Pro forma                               41,581         40,364         40,535

Diluted Shares
  As reported                             41,699         40,951         41,338
  Pro forma                               41,954         40,616         40,721
================================================================================

     These pro forma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

     For SFAS No. 123 disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted through the stock option plans:


                                    2002               2001                2000
--------------------------------------------------------------------------------
Risk-free interest rate      3.5% - 4.5%        4.8% - 6.0%         6.0% - 6.7%
Dividend yield               3.0% - 4.2%        3.6% - 5.3%         2.9% - 7.4%
Expected life                        4.3                4.8                 5.3
Volatility                 44.4% - 45.5%      39.7% - 43.0%       30.6% - 39.1%
--------------------------------------------------------------------------------

The weighted average fair value of the options granted in 2002, 2001 and 2000 was $6.86, $4.19 and $4.62, respectively.

     The following weighted-average assumptions were used for options granted through the employee stock purchase plan:

                                    2002               2001                2000
--------------------------------------------------------------------------------
Risk-free interest rate      1.7% - 3.3%        5.4% - 6.2%         4.6% - 5.0%
Dividend yield               3.5% - 4.0%        3.8% - 4.0%         4.1% - 7.0%
Expected life                         .5                 .5                  .5
Volatility                 36.0% - 37.6%      40.0% - 50.3%       43.4% - 71.4%
--------------------------------------------------------------------------------

     The weighted average fair value of the options granted in 2002, 2001 and 2000 was $3.06, $2.27 and $1.90, respectively.

6.   COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS:
Total rent expense for manufacturing facilities, sales offices and equipment amounted to $19,094,000 in 2002, $19,410,000 in 2001 and $17,799,000 in 2000.
The minimum future rental commitments under non-cancelable lease arrangements are $11,960,000 in 2003; $10,001,000 in 2004; $8,089,000 in 2005; $4,914,000 in
2006; $3,367,000 in 2007; and $8,258,000 in 2008 and beyond.

CONTRACTUAL DISPUTES:
Subsequent to year end, the Company received notice of termination of a contract with a third party at one of the Company's plants. The Company is working to resolve matters surrounding the termination; however, a claim could be made against the Company. While the ultimate outcome of such a claim cannot be ascertained on the basis of present information and advice received from counsel, the Company believes it would have adequate defenses to any such claim.

LEGAL MATTERS:
The Company and its subsidiaries may from time to time be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained on the basis of present information and advice received from counsel, it is the opinion of management that the disposition or ultimate determination of such claims or lawsuits will not have a material adverse effect on the Company's financial position or future operating results.

7.   RESTRUCTURING CHARGES:
2002 RESTRUCTURING
In the first quarter of fiscal year 2002, the Company began a restructuring initiative aimed at improving the overall level of organizational efficiency and effectiveness, consolidating and rationalizing existing facilities and processes, and reducing the overall cost base of the Company. The fiscal year 2002 results include a pretax charge of $43.3 million which includes asset write-downs, employee severance costs, equipment moving costs, consulting charges directly related to the restructuring and other miscellaneous costs. The restructuring charge is presented separately as a component of income from operations in the statement of operations.

The following table summarizes the activity in the restructuring reserve during fiscal year 2002:

    (Amounts in Thousands)
------------------------------------------------------------------------------------------------------------------
                                                                               Other          Total
                                 Asset Write-downs     Employee Termination    Charges        Restructuring
------------------------------------------------------------------------------------------------------------------
Restructuring provision          $ 24,303              $ 8,840                 $ 10,142       $ 43,285
------------------------------------------------------------------------------------------------------------------
Cash payments                           -               (8,556)                  (8,353)       (16,909)
Non-cash items                    (24,303)                   -                        -        (24,303)
------------------------------------------------------------------------------------------------------------------
Reserve balance July 31, 2002    $      -              $   284                 $  1,789       $  2,073
------------------------------------------------------------------------------------------------------------------

Asset write-downs
The 2002 restructuring plan included the closing or sale of six manufacturing facilities, one distribution and fulfillment center, and one multi-use facility. Due to these closures, management performed an impairment review in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Certain assets that had no long-term strategic value were considered held for disposal and either written off or written down to net realizable value determined through the use of third party and/or management estimates. The amount of non-cash write offs was $24,303,000 with the majority related to facilities within the Integrated Graphics segment. Approximately $15,387,000 was related to facility closures and $8,916,000 related to other assets. As of July 31, 2002, all of these facilities have been closed and approximately $12,467,000 is recorded as "assets held for sale" in the current asset portion of the balance sheet. Cash proceeds are being derived through the sale of these assets which include manufacturing facilities, equipment and buildings. During fiscal year 2002, approximately $9.6 million of cash proceeds were received. The Company anticipates the remaining assets will be sold within fiscal year 2003.

Employee termination
The 2002 restructuring plan included workforce reductions in excess of 10% of the total workforce and resulted in a total charge of $8,840,000 which includes severance pay and related benefits and outplacement costs. As of July 31, 2002, 797 employees had been terminated or notified of termination, 753 of which were from plant locations and 44 from the corporate headquarters. The Company expects that the terminations are substantially complete.

Other charges
Other charges totaled $10.1 million and include cost to move equipment, closing costs for the facilities and consulting fees related to the restructuring. These items were expensed as incurred.

2000 RESTRUCTURING
In February 2000, the Company announced a plan to restructure its operations, which resulted in non-recurring pretax expense totaling $41.6 million for fiscal year 2000. In fiscal year 2001, additional restructuring costs of $0.5 million were incurred primarily relating to plant closing activities and restructuring administrative functions that had not previously been accrued in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." At July 31, 2001, the Company had completed all activities related to the fiscal year 2000 restructuring and did not incur any additional costs for this restructuring in the current fiscal year.

8. CHANGE IN ACCOUNTING PRINCIPLE:
In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company was required to adopt the provisions of SFAS No. 142 on August 1, 2002, but had the option of adopting early, as of August 1, 2001. Under SFAS No. 142, goodwill is no longer amortized, and the rules for measuring goodwill impairment use a fair-value-based test. Under the new rules, a fair value of each of the Company's reporting units with assigned goodwill must be calculated using either market comparables or a discounted cash flow approach, or a combination thereof. Once the fair value of the reporting unit has been determined, the book value of net assets, including intangibles, of that reporting unit must be compared to the total market value derived in the first step to determine impairment.

The Company elected early adoption of SFAS No. 142. Accordingly, the Company has stopped amortization of goodwill effective August 1, 2001. Goodwill amortization continues to be reflected in historical periods presented.

In completing the transitional impairment test required under SFAS No. 142, the Company determined the carrying amount of each of its various reporting units and compared that amount to its fair value. The reporting units for purposes of SFAS No. 142 are defined as the Company divisions which are one level below the segment level. Fair value was determined with the assistance of an outside professional services firm using a combination of market comparables and discounted cash flow approaches. The carrying amount of the Company's Commercial Print division was above its fair value and, as a result, impairment existed. The amount of impairment was determined using the "implied fair value" of the Commercial Print division reporting unit as required by SFAS No. 142. As a result of the impairment test, the Company recognized an impairment charge to write-off goodwill in the amount of $147.5 million ($144.1 million net of tax) relating to the Commercial Print division in the Integrated Graphics segment. The impairment loss, net of tax, is recognized in the statement of operations under the caption "cumulative effect of a change in accounting principle." In accordance with SFAS No. 142, this charge was recorded as of the beginning of fiscal year 2002. Had the provisions of SFAS No. 142 related to amortization of goodwill been applied for the years ended July 31, 2001 and 2000, the Company's net income, before the cumulative effect of a change in accounting principle, and net earnings per share would have been as follows:

                                                                     For the Years Ended July 31

(In thousands, except per share amounts)                         2002           2001            2000
                                                              ----------     ----------      ----------
Net income before the cumulative effect
  of a change in accounting principle, as reported            $   29,422     $   53,196      $   22,617
     Add:
       Goodwill amortization                                           -          7,582           8,116
       Tax effect                                                      -            (43)            (50)
                                                              ----------     ----------      ----------
       Adjusted net income before the cumulative
         effect of a change in accounting principle           $   29,422     $   60,735      $   30,683
                                                              ==========     ==========      ==========

Basic earnings per share before the cumulative effect
  of a change in accounting principle, as reported            $     0.71     $     1.31      $     0.55
Effect of SFAS No. 142                                                 -           0.18            0.20
                                                              ----------     ----------      ----------
Adjusted basic earnings per share before the cumulative
  effect of a change in accounting principle                  $     0.71     $     1.49      $     0.75
                                                              ==========     ==========      ==========

Diluted earnings per share before the cumulative effect
  of a change in accounting principle, as reported            $     0.71     $     1.30      $     0.55
Effect of SFAS No. 142                                                 -           0.18            0.19
                                                              ----------     ----------      ----------
Adjusted diluted earnings per share before the cumulative
  effect of a change in accounting principle                  $     0.71     $     1.48      $     0.74
                                                              ==========     ==========      ==========

Apart from goodwill, the Company has no other material, identified intangible assets resulting from acquisitions recorded on the balance sheet. Changes in the carrying amount of goodwill, by segment, for the year ended July 31, 2002, were as follows:

                                             Forms and Labels     Integrated Graphics
     (Dollars in thousands)                      Segment                Segment           Total
     ----------------------                  ----------------     -------------------   ---------
Balance as of July 31, 2001                     $  23,360             $ 261,304         $ 284,664
Pretax Impairment adjustment -
    adoption of SFAS No. 142                            -              (147,500)         (147,500)
Thomas Packaging acquisition                        3,184                     -             3,184
Reduction in purchase accounting reserve                -                (1,250)           (1,250)
                                                ---------             ---------         ---------
Balance as of July 31, 2002                     $  26,544             $ 112,554         $ 139,098
                                                =========             =========         =========

     On March 18, 2002, the Company acquired Thomas Packaging Corp., a manufacturer of regulatory labels and inserts as well as packaging labels for the pharmaceutical industry. This acquisition was made for $5.0 million in cash and a note payable of $0.6 million and resulted in $3.2 million in goodwill.

During fiscal 2002, accruals established in conjunction with certain acquisitions were deemed not required and, as such, the Company reduced the accrual and the resulting goodwill.

The Company completed its annual goodwill impairment review in the fourth quarter of fiscal year 2002 and no additional impairment charge was required.

9.   INCOME TAXES:
The significant deferred tax assets and liabilities at July 31 were as follows:

(IN THOUSANDS)                                      2002          2001
===========================================================================
Deferred tax liabilities:
  Accelerated depreciation                      $ 46,703      $ 53,744
  Software development                            17,992        20,664
  Other                                            7,961         7,431
---------------------------------------------------------------------------

Total deferred tax liabilities                    72,656        81,839

---------------------------------------------------------------------------
Deferred tax assets:
  Deferred compensation, postretirement
    and employee benefits                         23,053        21,682
  Accrued liabilities                              7,822         9,092
  Restructuring accruals                             762           256
  Inventory capitalization and reserves            4,231         4,515
  Bad debt allowance                               2,926         2,991
  State loss and credit carryovers                 1,151             -
  Other                                              495           911
---------------------------------------------------------------------------

Total deferred tax assets                         40,440        39,447
Valuation allowance for deferred tax assets         (349)            -

---------------------------------------------------------------------------

Net deferred tax assets                           40,091        39,447
---------------------------------------------------------------------------

Net deferred tax liabilities                    $ 32,565      $ 42,392
===========================================================================

During the current year, due in part to the effects of the restructuring, the Company recorded the tax benefit of state carryovers, net of a valuation allowance, to reflect the increased likelihood that these carryovers will now be utilized.

The provision for income taxes is comprised of the following:

                                          2002       2001      2000
=====================================================================
Statutory federal income tax rate         35.0%      35.0%     35.0%
State and local income taxes               2.8        2.6       3.5
Goodwill amortization                        -        2.9       5.9
Goodwill written off in restructuring        -          -       6.8
Refunds of prior year taxes               (2.0)         -         -
Other                                     (0.1)       0.2       3.3
---------------------------------------------------------------------
Effective tax rate                        35.7%      40.7%     54.5%
=====================================================================

10.  EMPLOYEE BENEFITS:
All employees at least 55 years old with 20 or more years of service as of December 31, 1993 and certain grandfathered employees who retired as of December 31, 1998 were entitled to postretirement health care coverage. These benefits are subject to the same deductibles and co-payment provisions which apply to active employees. All other employees who retire after December 31, 1998 pay 100% of their retirement medical coverage. The Company may amend or change the plan periodically.

The expense for postretirement benefits as of July 31 was as follows:

(IN THOUSANDS)                                             2002        2001         2000
=========================================================================================
Components of net periodic postretirement benefit costs:
-----------------------------------------------------------------------------------------
Interest cost                                            $  736      $  591       $  500
Loss due to change in actuarial assumptions                 796       2,727        5,322
-----------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                 $1,532      $3,318       $5,822
=========================================================================================

     The fiscal year 2002 loss due to changes in actuarial assumption related primarily to the reduction in discount rate from 7.5% in fiscal year 2001 to 7.0% in fiscal year 2002.

     The fiscal year 2001 loss due to changes in actuarial assumption was caused by the adoption of the 1983 group annuity mortality table for calculating the net periodic postretirement benefit cost. Because the 1983 group annuity mortality table uses more conservative mortality assumptions than the previously used 1984 unisex pension mortality table, the actuarial loss for fiscal year 2001 was higher than it would have been historically.

     The fiscal year 2000 loss due to change in actuarial assumptions is primarily related to the impact of employees between the ages of 50 and 54 who had 20 years of service as of December 31, 1993 who elected to retire as of December 31, 1998. The number of employees that elected to retire was greater than the estimate used to calculate the accumulated postretirement benefit. Additionally, actual claims cost information was used for the fiscal year 2000 valuation which was higher than the estimated claims cost information used in fiscal year 1999. Fiscal year 2000 experienced the first full year impact of actual claims costs incurred by the group of employees that elected to retire on December 31, 1998.

     The liability at July 31 (included in "Deferred Compensation and Retirement Benefits" on the accompanying consolidated balance sheet) for postretirement benefits is as follows:

(IN THOUSANDS)                                          2002          2001
================================================================================
Change in benefit obligation:
--------------------------------------------------------------------------------
Projected benefit obligation, beginning of year     $ 10,380      $  8,173
Interest cost                                            736           591
Actuarial loss                                           796         2,727
Benefits paid                                         (1,342)       (1,111)
--------------------------------------------------------------------------------
Projected benefit obligation, end of year           $ 10,570      $ 10,380
--------------------------------------------------------------------------------

Change in plan assets:
--------------------------------------------------------------------------------
Plan assets at fair value, beginning of year        $      -      $      -
Employer contribution                                  1,342         1,111
Benefits paid                                         (1,342)       (1,111)
--------------------------------------------------------------------------------
Plan assets at fair value, end of year              $      -      $      -
--------------------------------------------------------------------------------

Funded status of plan:
--------------------------------------------------------------------------------
Unfunded status                                     $ 10,570      $ 10,380
--------------------------------------------------------------------------------
Net amount recognized on balance sheet              $ 10,570      $ 10,380
--------------------------------------------------------------------------------

     For financial reporting purposes, the actuarial computations assumed a discount rate of 7.0% in 2002, 7.50% in 2001 and 7.75% in 2000. The assumed health care cost trend rate used in measuring the benefit obligations for pre- and post-age 65 employees is 7.0% in 2002, 6.0% in 2003 and 5.0% thereafter. A one percentage point increase in the assumed health care cost trend would increase the interest cost component of the annual postretirement expense by $63,000 and the postretirement benefit obligation as of July 31, 2002 by $893,000. A one percentage point decrease in the assumed health care cost trend would decrease the aggregate of the service cost and interest cost components of the annual postretirement expense by $54,000 and the postretirement benefit obligation as of July 31, 2002 by $770,000.

     In addition to the postretirement benefits described above, the Company also has retirement plans covering several former employees and certain executives ("Executive Retirement Plans"). The Executive Retirement Plans are accounted for in accordance with SFAS 87 "Employers' Accounting for Pensions", with a total pension expense for 2002 of $391,000. A total accumulated pension benefit obligation of $3,954,000 as of July 31, 2002, is included in "Deferred Compensation and Retirement Benefits" in the consolidated balance sheet. Included in the accumulated pension benefit obligation is a minimum pension liability of $681,000, net of tax.

     The majority of the remaining amount in "Deferred Compensation and Retirements Benefits" in the consolidated balance sheet represents the liability for the Company's deferred compensation plan. The plan permits certain officers and management employees to defer portions of their compensation and earn interest on the deferred amounts.

11.  PROFIT SHARING AND RETIREMENT PLAN:
The Company has a contributory profit sharing and retirement plan ("PSRP") covering most employees, but excluding the employees that were part of the Graphic Industries Inc. and subsequent commercial print acquisitions. The plan provides for Company contributions based on an amount determined by the Board of Directors, subject to the minimum required contribution of plan participants. Those employees not covered by the PSRP are covered under separate profit sharing and retirement plan agreements. Substantially all of the employees not covered by the PSRP are covered under a plan that provides for Company contributions based on 50% of the first 4% of the covered employees' contribution.

     Company contributions to all plans charged to operations were $8,285,000 in fiscal year 2002, $15,479,000 in fiscal year 2001 and $8,554,000 in fiscal year 2000.

12.  INVESTMENTS IN DEBT AND EQUITY SECURITIES:
SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires securities that are available-for-sale to be carried at fair value, with changes in net unrealized gains and losses recorded as a separate component of stockholders' equity. This statement has had no impact on stockholders' equity at July 31, 2002 or July 31, 2001.

    During fiscal year 2000, proceeds on the sale of securities of $3.2 million were recorded in other income on the statement of operations and represent the amount received from the sale of stock that the Company received in John Hancock Mutual Life Insurance Company's ("John Hancock") conversion from a policyholder owned company to a stockholder based company. The Company received shares in relation to the amount of corporate owned life insurance policies held with John Hancock.

13. EARNINGS PER SHARE:
Below is the computation of basic and diluted earnings per share for the fiscal years ended July 31, 2002, 2001, and 2000.


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                              2002         2001         2000
======================================================================================================================
COMPUTATION OF BASIC EARNINGS PER SHARE
Net income before the cumulative effect of a change in accounting principle       $  29,422    $  53,196   $  22,617
Cumulative effect of a change in accounting principle                              (144,078)        --          --
-----------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                                 $(114,656)   $  53,196   $  22,617
-----------------------------------------------------------------------------------------------------------------------
Weighted-average number of shares outstanding                                        41,150       40,527      40,940
Weighted-average number of shares held in grantor trust (Note 5)                        176          172         211
-----------------------------------------------------------------------------------------------------------------------
Shares applicable to basic earnings                                                  41,326       40,699      41,151
-----------------------------------------------------------------------------------------------------------------------
Basic earnings per share before the cumulative effect of a
  change in accounting principle                                                  $    0.71    $    1.31   $    0.55
Cumulative effect of a change in accounting principle                                 (3.49)        --          --
-----------------------------------------------------------------------------------------------------------------------
Basic (loss) earnings per share                                                   $   (2.77)   $    1.31   $    0.55
=======================================================================================================================
COMPUTATION OF DILUTED EARNINGS PER SHARE
Net income before the cumulative effect of a change in accounting principle       $  29,422    $  53,196   $  22,617
Cumulative effect of a change in accounting principle                              (144,078)        --          --
-----------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                                 $(114,656)   $  53,196   $  22,617
-----------------------------------------------------------------------------------------------------------------------
Shares applicable to basic earnings                                                  41,326       40,699      41,151
Add net shares from assumed exercise of options                                         373          252         187
-----------------------------------------------------------------------------------------------------------------------
Shares applicable to diluted earnings                                                41,699       40,951      41,338
Diluted earnings per share before the cumulative effect of a
  change in accounting principle                                                  $    0.71    $    1.30   $    0.55
Cumulative effect of a change in accounting principle                                 (3.46)        --          --
-----------------------------------------------------------------------------------------------------------------------
Diluted (loss) earnings per share                                                 $   (2.75)   $    1.30   $    0.55
======================================================================================================================


Options to purchase 1,093,800 shares of common stock at a price range of $18.88
- $39.19 per share were outstanding during fiscal year 2002 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire between 2005 and 2011, were still outstanding as of July 31, 2002.

14. SEGMENT REPORTING:
The Company operates in two business segments, the Forms and Labels segment and the Integrated Graphics segment.

    The Forms and Labels segment is made up of forms, label and office product operations. The principal products and services supplied by the Forms and Labels segment include the design and manufacture of paper based forms, the manufacture of both electronic data processing (EDP) labels and packaging labels, and the manufacture and distribution of a standard line of office products. The Integrated Graphics segment is made up of a nationwide network of commercial print and targeted communications facilities. The principal products and services supplied by the Integrated Graphics segment include the design, manufacture, kitting and distribution of high color marketing and promotional printed materials, variable imaging, digital printing, and the manufacture of direct response printed materials. The Company's management has aggregated its commercial print businesses under the Integrated Graphics segment as one reportable segment because of strong similarities in the economic characteristics, nature of products and services, production processes, class of customer and distribution methods used. Both segments offer services to customers including warehousing and distribution, kitting and fulfillment, print on demand and contract outsourcing.

    The Company's accounting policies for the segments are the same as those described in the "Summary of Significant Accounting Policies." Management evaluates segment performance based on segment profit or loss before interest and income taxes. Net interest expense and income taxes are not allocated to segments. Transfers between segments, which are not significant, are accounted for at standard cost. The Company has no significant non-cash items other than depreciation, amortization and restructuring write-downs.

    Segment data excludes one-time charges related to the cumulative effect of a change in accounting principle from the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

    Summarized segment data and a reconciliation to the consolidated totals for fiscal years 2002, 2001 and 2000 are as follows:


FISCAL YEAR 2002                       EXTERNAL     DEPRECIATION   INCOME BEFORE     SEGMENT                              CAPITAL
                                          SALES   & AMORTIZATION   INCOME TAXES     ASSETS(B)     RESTRUCTURING      EXPENDITURES
(AMOUNTS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------------
Forms and Labels Segment               $  780,939    $   27,563      $   82,090      $ 335,030      $   5,987         $    9,814
Integrated Graphics Segment               764,690        38,844          27,795        466,124         32,396             13,437
---------------------------------------------------------------------------------------------------------------------------------
Segment total                           1,545,629        66,407         109,885        801,154         38,383             23,251
---------------------------------------------------------------------------------------------------------------------------------
Corporate (A)                                --            --                --        128,840          4,902                 --
Restructuring                                --            --           (43,285)            --             --                 --
Net interest expense                         --            --           (20,843)            --             --                 --
Other income                                 --            --                --             --             --                 --
---------------------------------------------------------------------------------------------------------------------------------
Consolidated                           $1,545,629    $   66,407      $   45,757      $ 929,994      $  43,285         $   23,251
=================================================================================================================================

FISCAL YEAR 2001                       EXTERNAL     DEPRECIATION   INCOME BEFORE     SEGMENT                              CAPITAL
                                          SALES   & AMORTIZATION   INCOME TAXES      ASSETS       RESTRUCTURING      EXPENDITURES
(AMOUNTS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------------
Forms and Labels Segment              $  832,062       $   29,640    $   85,377      $  423,931         $   42         $   18,293
Integrated Graphics Segment              857,472           49,208        33,116         626,677            340             23,017
---------------------------------------------------------------------------------------------------------------------------------
Segment total                          1,689,534           78,848       118,493       1,050,608            382             41,310
---------------------------------------------------------------------------------------------------------------------------------
Corporate  (A)                                --               --            --         113,814            131                 --
Restructuring                                 --               --          (513)             --             --                 --
Net interest expense                          --               --       (28,273)             --             --                 --
Other income                                  --               --            --              --             --                 --
---------------------------------------------------------------------------------------------------------------------------------
Consolidated                          $1,689,534       $   78,848    $   89,707      $1,164,422         $  513         $   41,310
=================================================================================================================================

FISCAL YEAR 2000                       EXTERNAL     DEPRECIATION   INCOME BEFORE     SEGMENT                              CAPITAL
                                          SALES   & AMORTIZATION   INCOME TAXES      ASSETS       RESTRUCTURING      EXPENDITURES
(AMOUNTS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------------
Forms and Labels Segment            $  816,065       $   30,982     $   78,965    $  461,986         $    5,251        $   14,689
Integrated Graphics Segment            825,824           46,591         40,294       637,918             23,010            39,256
---------------------------------------------------------------------------------------------------------------------------------
Segment total                        1,641,889           77,573        119,259     1,099,904             28,261            53,945
---------------------------------------------------------------------------------------------------------------------------------
Corporate (A)                               --               --             --       148,487             13,290                --
Restructuring                               --               --        (41,551)           --                 --                --
Net interest expense                        --               --        (31,190)           --                 --                --
Other income                                --               --          3,190            --                 --                --
---------------------------------------------------------------------------------------------------------------------------------
Consolidated                        $1,641,889       $   77,573     $   49,708    $1,248,391         $   41,551        $   53,945
=================================================================================================================================

(A) Corporate represents general corporate assets that are not allocated to the segments. This amount includes items such as cash, prepaid taxes and cash surrender value of life insurance.

(B) Segment assets, particularly the Integrated Graphics segment, have been impacted by restructuring and SFAS No. 142. The adoption of SFAS No. 142 and the related goodwill impairment charge reduced Integrated Graphics goodwill by $147.5 million.

GEOGRAPHIC INFORMATION:
The Company attributes substantially all of its revenues to customers within the United States. Long-lived assets are domiciled within the United States.

MAJOR CUSTOMER INFORMATION:
The Company is not dependent upon any customer or a group of customers under common control. No single customer or group of customers accounts for more than 10% of consolidated net sales.

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders
Wallace Computer Services, Inc.
Lisle, Illinois

We have audited the accompanying consolidated balance sheet of Wallace Computer Services, Inc. and Subsidiaries ("the Company") as of July 31, 2002, and the related consolidated statements of operations, stockholder's equity, and of cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of July 31, 2001 and for each of the two years then ended were audited by other auditors, who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated September 11, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, such consolidated financial statements present fairly, in all material respects, the financial position of Wallace Computer Services, Inc. and Subsidiaries as of July 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the financial statements of Wallace Computer Services, Inc. and Subsidiaries as of July 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 8, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of August 1, 2001. Our audit procedures with respect to the disclosures in Note 8 with respect to 2001 and 2000 included (i) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 8 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.


Deloitte & Touche LLP
Chicago, Illinois
September 9, 2002

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. In fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). As discussed in
Note 8 to the consolidated financial statements, the Company has presented the transitional disclosures for 2001 and 2000 required by SFAS No. 142. The Arthur Andersen LLP report does not extend these transitional disclosures. These disclosures are reported on by Deloitte & Touche LLP as stated in their report appearing herein.

To the Stockholders of Wallace Computer Services, Inc.

We have audited the accompanying consolidated balance sheets of Wallace Computer Services, Inc., (a Delaware corporation) and Subsidiaries as of July 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended July 31, 2001*. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wallace Computer Services, Inc. and Subsidiaries as of July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 31, 2001* in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP
Chicago, Illinois
September 11, 2001

*The 1999 consolidated financial statements are not required to be presented in the 2002 annual report.

QUARTERLY FINANCIAL DATA (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

=================================================================================================================
                                                1ST QUARTER      2ND QUARTER        3RD QUARTER       4TH QUARTER
=================================================================================================================
2002
-----------------------------------------------------------------------------------------------------------------
Net sales **                                      $ 408,433       $ 396,380           $ 368,401        $ 372,415
Cost of goods sold                                $ 303,358       $ 292,908           $ 268,071        $ 270,057
Restructuring charges                             $   2,560       $  30,272           $   5,362        $   5,091
Operating income (loss)                           $  24,996       $  (6,123)          $  23,695        $  24,032
Income (loss) before income taxes                 $  19,138       $ (11,794)          $  18,857        $  19,556
Income (loss) before the cumulative effect
   of a change in accounting principle            $  11,827       $  (7,347)          $  11,503        $  13,439
Cumulative effect of a change in
   accounting principle                           $(144,078)      $      --           $      --        $      --
Net (loss) income                                 $(132,251)*     $  (7,347)          $  11,503        $  13,439
Net (loss)earnings per share:
Basic earnings (loss) per share before
       the cumulative effect of a change
       in accounting principle                    $    0.29       $    (.18)          $     .28        $     .32
     Cumulative effect of a change in
       accounting principle per share                 (3.50)*            --                  --               --
    Basic (loss) earnings per share               $   (3.22)*     $    (.18)          $     .28        $     .32
Diluted earnings (loss) per share before
       the cumulative effect of a change
       in accounting principle                    $    0.29*      $    (.18)          $     .27        $     .32
     Cumulative effect of a change in
       accounting principle per share                 (3.48)*            --                  --               --
    Diluted (loss) earnings per share             $   (3.19)*     $    (.18)          $     .27        $     .32

-----------------------------------------------------------------------------------------------------------------
2001
-----------------------------------------------------------------------------------------------------------------
Net sales **                                      $ 428,104       $ 440,698           $ 415,488        $ 405,244
Cost of goods sold                                $ 310,344       $ 321,104           $ 303,144        $ 301,997
Restructuring charges                             $     392       $     302           $      30        $    (211)
Operating income                                  $  35,523       $  35,889           $  30,423        $  16,145
Income before income taxes                        $  27,800       $  28,539           $  23,463        $   9,905
Net income                                        $  16,485       $  16,923           $  13,914        $   5,874
Net earnings per share:
    Basic                                         $     .41       $     .42           $     .34        $     .14
    Diluted                                       $     .41       $     .41           $     .34        $     .14
=================================================================================================================

* Form 10Q filed with the Securities and Exchange Commission ("SEC") for the first quarter of fiscal year 2002 reported net income of $11,827 and basic and diluted net earnings per share of $0.29. In the first quarter the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and in the second quarter, retroactive to August 1, 2001, recorded an impairment charge of $144.1 million, net of tax.


** Net sales for fiscal years 2002 and 2001 are after reclassification for adoption of EITF 01-09 "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." See "Recently Implemented Accounting Pronouncements."

                Wallace Computer Services, Inc. and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
                           For the years ended July 31


(Amounts in Thousands)
Total Allowance for Bad Debts                      2002         2001       2000
------------------------------------------      -------      -------     ------
Balance at Beginning of Year                    $10,139      $ 6,823     $6,482

Provision for Doubtful Accounts                   7,764        7,019      3,671

Accounts Written Off Against Allowance           (8,868)      (4,123)    (3,867)

Recoveries Credited to Allowance                    399          420        537

                                                -------      -------     ------
Balance at End of Year                          $ 9,434      $10,139     $6,823
                                                =======      =======     ======


Certain amounts within the balance sheets presented for prior years were reclassified from current liabilities to the allowance for doubtful accounts to conform to the current year presentation.

                                  Exhibit Index
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

    10.3 The Wallace Computer Services, Inc. 2001 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Quarterly Report of Form 10-Q for the quarter ended October 31, 2001, and incorporated herein by reference to such Report).

    10.4 The Wallace Computer Services, Inc. Amended and Restated Executive Incentive Plan, dated as of August 1, 1997 (previously filed as
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated January 31, 1998, and incorporated herein by reference to such Report).

    10.5A Form of Deferred Compensation/Capital Accumulation Plan of the Company for each of the years 1988, 1989, 1990, 1991, 1993, 1994,
              1995, 1996, 1997, 1998, 1999, 2000, and 2001(previously filed as part of Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated October 31, 1995, and incorporated herein by reference to such Report).

    10.5B* Form of Deferred Compensation/Capital Accumulation Plan of the Company for the year 2002.

    10.6 Supplemental Profit Sharing Plan of the Company (previously filed as part of Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1988, and incorporated herein by reference to such Report).

    10.7A Executive Severance Pay Plan of the Company (previously filed as part of Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

    10.7B First Amendment to the Executive Severance Pay Plan of the Company (previously filed as part of Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and incorporated herein by reference to such Report).

    10.7C Amended and Restated Executive Severance Pay Plan of the Company (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q dated April 30, 2002, and incorporated herein by reference to such Report.)

    10.8 The Wallace Computer Services, Inc. Annual Bonus Plan (previously filed as Appendix A to the Proxy Statement of the Company for Annual Meeting of Stockholders filed on October 6, 1997, and incorporated herein by reference to such Statement).

    10.9 Form of Deferred Compensation/Capital Accumulation Plan for Directors of the Company for each of the years 1988, 1989, 1993, 1994, 1995, 1996, 1997, 1998, 1999, and 2000 (previously filed as
              Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1995, and incorporated herein by reference to such Report).

    10.10 Retirement Plan for Outside Directors of the Company (previously filed as part of Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

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

    10.12A Form of Indemnification Agreement with Officer between the Company and each of the following: Vicki L. Avril, James D. Benak, Thomas
              G. Brooker, Michael O. Duffield, Douglas W. Fitzgerald, Gary K. Haman, Robert J. Kelderhouse, James E. Kersten, Lori G. Roberts and Wayne E. Richter (previously filed as part of Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1990, and incorporated herein by reference to such Report).

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

    10.13A Consulting Agreement effective as of January 18, 2000 between the Company and Robert J. Cronin (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q dated March 16, 2000, and incorporated herein by reference to such Report).

    10.13B Separation Agreement and General Release effective as of June 30, 2001 between the Company and Craig Grant (previously filed as Exhibit 10.13C to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001, and incorporated herein by reference to such Report.)

    10.13C Separation Agreement and General Release effective as of October 17, 2001 between the Company and Michael A. Anderson (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-K dated January 31, 2002, and incorporated herein by reference to such Report.)

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

    10.20A Employment Agreement between the Company and M. David Jones entered into as of November 27, 2000 (previously filed as Exhibit
              10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, and incorporated herein by reference to such Report.)

    10.20B Severance Agreement between the Company and M. David Jones entered into as of November 27, 2000 (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001, and incorporated herein by reference to such Report.)

    16.1 Letter of Arthur Andersen LLP dated May 24, 2002 (previously filed as Exhibit 16.1 to the Company's Current Report on Form 8-K dated as of May 24, 2002, and incorporated herein by reference to such Report.)

    21*       Subsidiaries of the Company

    23*       Consent of Deloitte and Touche LLP

    99.1*     Certification of Principal Executive Officer pursuant to 18 U.S.C.
              Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2* Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Filed herewith.