Form 10-Q
period 2002-10-31
WALLACE COMPUTER SERVICES INC
filed 2002-12-13
CIK 104348

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

October 31, 2002	1-6528

For the quarterly period ended	Commission file number

WALLACE COMPUTER SERVICES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-2515832

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2275 Cabot Drive Lisle, Illinois	60532

(Address of Principal Executive Offices)	(ZIP CODE)

(630) 588-5000	41,847,081

(Registrant’s Telephone Number, Including Area Code)	(Number of Common Shares Outstanding as of December 9, 2002)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Wallace Computer Services, Inc.
FORM 10-Q
For the Quarter Ended October 31, 2002

INDEX

		Page No.

Part I: Financial Information

Item 1	Financial Statements	3
	Condensed Consolidated Statement of Operations	3
	Condensed Consolidated Balance Sheet	4
	Condensed Consolidated Statement of Cash Flows	5

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11
Item 3	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4	Controls and Procedures	15

Part II: Other Information

Item 1	Legal Proceedings	16
Item 6	Exhibits and Reports on Form 8-K	16

Signatures		17

Certifications

Wallace Computer Services, Inc.
FORM 10-Q
For the Quarterly Period Ended October 31, 2002

Part I Financial Information

Item 1. Financial Statements

Wallace Computer Services, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)

	For the Three Months Ended
	October 31

		%		%
(In thousands, except per share amounts)	2002	Sales	2001	Sales

Net Sales	$384,930	100.0	$408,433	100.0
Cost and Expenses
Cost of goods sold	278,688	72.4	303,358	74.3
Selling and administrative expenses	65,794	17.1	59,744	14.6
Provision for depreciation and amortization	15,575	4.0	17,775	4.4
Restructuring charges	643	0.2	2,560	0.6

Total costs and expenses	360,700	93.7	383,437	93.9

Operating income	24,230	6.3	24,996	6.1

Interest income	(384)	(0.1)	(331)	(0.1)
Interest expense	4,733	1.2	6,189	1.5

Income before income taxes and the cumulative effect of a change in accounting principle	19,881	5.2	19,138	4.7
Provision for income taxes	7,555	2.0	7,311	1.8

Income before the cumulative effect of a change in accounting principle — net of tax	12,326	3.2	11,827	2.9
Cumulative effect of a change in accounting principle — net of tax	—	—	(144,078)	(35.3)

Net Income (Loss)	$12,326	3.2	$(132,251)	(32.4)

Basic Earnings per Share Before the Cumulative Effect of a Change in Accounting Principle	$0.29		$0.29
Cumulative effect of a change in accounting principle	—		(3.50)

Basic earnings (loss) per share	$0.29		$(3.22)

Diluted Earnings per Share Before the Cumulative Effect of a Change in Accounting Principle	$0.29		$0.29
Cumulative effect of a change in accounting principle	—		(3.48)

Diluted earnings (loss) per share	$0.29		$(3.19)

Average Common Shares Outstanding	41,828		41,109

Diluted Common Shares Outstanding	42,135		41,408

Dividends Declared Per Share	$0.165		$0.165

The accompanying notes are an integral part of these statements.

Wallace Computer Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet (Unaudited)

(In thousands, except share amounts)	October 31, 2002	July 31, 2002

Assets
Current assets:
Cash and cash equivalents	$37,365	$25,178
Accounts receivable	263,962	254,575
Less-allowance for doubtful accounts	(9,385)	(9,434)

Net receivables	254,577	245,141
Inventories	95,328	85,437
Assets held for sale	7,629	12,467
Current and deferred income taxes	22,210	31,363
Advances and prepaid expenses	6,136	5,329

Total current assets	423,245	404,915

Property, plant and equipment, at cost	824,481	820,933
Less-reserves for depreciation and amortization	(511,453)	(502,595)

Net property, plant and equipment	313,028	318,338

Goodwill	139,101	139,098
Cash surrender value of life insurance	16,059	15,861
System development costs, net of amortization	46,546	49,003
Other assets	3,207	2,779

Total assets	$941,186	$929,994

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1,120	$1,233
Accounts payable	76,138	78,403
Accrued salaries, wages, profit sharing and other	98,431	89,840

Total current liabilities	175,689	169,476

Long-term debt	207,862	209,303
Deferred income taxes	49,340	49,525
Deferred compensation and retirement benefits	44,053	43,130
Other long-term liabilities	9,429	9,431
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $50 par value, authorized 500,000 shares, none issued	—	—
Common stock — issued shares of 45,764,055 at October 31, 2002 and July 31, 2002	45,764	45,764
Additional capital	41,355	41,355
Deferred compensation	3,095	3,095
Retained earnings	431,393	426,067
Treasury stock, at cost- 4,096,319 shares at October 31, 2002 and 4,117,653 shares at July 31, 2002	(66,113)	(66,471)
Accumulated other comprehensive loss	(681)	(681)

Total stockholders’ equity	454,813	449,129

Total liabilities and stockholders’ equity	$941,186	$929,994

The accompanying notes are an integral part of these statements.

Wallace Computer Services, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)

	For the Three Months Ended
(In thousands)	October 31

	2002	2001

Cash Flows from Operating Activities:
Net income (loss)	$12,326	$(132,251)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	144,078
Depreciation	12,627	15,072
Amortization	2,948	2,703
Restructuring charges, non-cash	(947)	—
Debt cost amortization	461	423
Deferred taxes	(185)	(3,455)
Loss on disposal of property	20	69
Changes in assets and liabilities
Accounts receivable	(9,436)	1,082
Inventories	(9,892)	(6,311)
Advances and prepaid expenses	(1,080)	333
Prepaid taxes	9,154	5,228
Other assets	(713)	2,309
Accounts payable and other liabilities	6,315	6,326
Deferred compensation and retirement benefits	924	1,413

Net cash provided by operating activities	22,522	37,019

Cash Flows from Investing Activities:
Capital expenditures	(7,487)	(6,182)
Proceeds from disposal of property	5,801	39

Net cash used in investing activities	(1,686)	(6,143)

Cash Flows from Financing Activities:
Cash dividends paid	(6,901)	(6,805)
Net retirements of short-term debt	(113)	(1,134)
Amounts paid on long-term debt	(1,902)	(30,000)
Proceeds from issuance of long-term debt	—	10,000
Proceeds from issuance of common stock	267	1,544
Purchase of treasury stock	—	(4,481)

Net cash used in financing activities	(8,649)	(30,876)

Net Changes in Cash and Cash Equivalents	12,187	—
Cash and Cash Equivalents at Beginning of Year	25,178	—

Cash and Cash Equivalents at October 31	$37,365	$—

Supplemental Disclosure:
Interest paid (net of interest capitalized)	$6,966	$8,443
Income taxes paid (net of refunds received)	$1,387	$2,332

The accompanying notes are an integral part of these statements.

Wallace Computer Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2002
(Unaudited)

Note 1 — Basis of Presentation

The accompanying condensed consolidated financial statements of Wallace Computer Services, Inc and Subsidiaries (“Company”) as of October 31, 2002 and for the three months ended October 31, 2002 and 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The July 31, 2002 consolidated balance sheet as presented in this 10-Q was condensed from the audited financial statements and as such does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of October 31, 2002, results of operations, cash flows and stockholders’ equity for the three months ended October 31, 2002 and October 31, 2001, have been made. The results of operations for the three months ended October 31, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 — Accounting Policies

During the first quarter of fiscal year 2003, the Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 provides a single accounting model for long-lived assets to be disposed of and replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of.” The adoption of SFAS 144 had no effect on the Company’s results of operations, financial position or cash flows.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and as such, the provisions of SFAS 146 will be applied prospectively when it impacts the Company through relevant restructuring activities or other disposal or exit activities.

Note 3 — Inventories

Inventories at October 31, 2002, and July 31, 2002, were as follows:

(Dollars in thousands)	October 31, 2002	July 31, 2002

Raw materials	$14,296	$12,365
Work in process	21,535	17,978
Finished products	59,497	55,094

	$95,328	$85,437

Certain inventories are stated on the last-in, first-out (“LIFO”) basis for their labor and material content, and other inventories are stated on the first-in, first-out (“FIFO”) basis.

Wallace Computer Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2002
(Unaudited)

Note 3 — Inventories (continued)

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim period LIFO determinations must necessarily be based upon management’s estimates of expected year-end inventory levels and costs.

Note 4 — Debt

On September 30, 2002, the Company entered into a new $150 million Senior Credit Facility that replaced the previous $200 million Credit Facility. The decrease in the size of the Credit Facility is due to lower future expected needs for such borrowings. The new Credit Facility expires on September 30, 2005. The new interest rate is based on London Interbank Offered Rate (“LIBOR”) plus a margin. At October 31, 2002, there were no borrowings under this Senior Credit Facility.

Note 5 — Segment Reporting

The Company operates in two business segments: the Forms and Labels segment and the Integrated Graphics segment.

The Forms and Labels segment is made up of forms, labels and office product operations. The principal products and services supplied by the Forms and Labels segment include the design and manufacture of paper-based forms, the manufacture of both electronic data processing (EDP) labels and packaging labels, and the manufacture and distribution of a standard line of office products. The Integrated Graphics segment is made up of a nationwide network of commercial print and targeted communications facilities. The principal products and services supplied by the Integrated Graphics segment include the design, manufacture, kitting and distribution of high color marketing and promotional printed materials; variable imaging; digital printing; and the manufacture of direct response printed materials. The Company’s management has aggregated the divisions within the reportable segments because of strong similarities in the economic characteristics, nature of products and services, production processes, class of customer and distribution methods used. Both segments offer services to customers, including warehousing and distribution, kitting and fulfillment, print on demand and contract outsourcing.

The Company’s accounting policies for the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s 2002 Annual Report on Form 10-K. Management evaluates segment performance based on segment profit or loss before interest and income taxes. Net interest expense and income taxes are not allocated to segments. Transfers between segments, which are not significant, are accounted for at standard cost. The Company has no significant non-cash items other than depreciation, amortization and restructuring write-downs.

Segment data exclude one-time charges related to the cumulative effect of a change in accounting principle due to the adoption of SFAS 142, “Goodwill and Other Intangible Assets.”

Wallace Computer Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2002
(Unaudited)

Note 5 — Segment Reporting (continued)

Summarized segment data and a reconciliation to the consolidated totals for the quarters ended October 31, 2002 and 2001 are as follows:

Quarter Ended October 31, 2002	External	Restructuring	Income before
(In thousands)	Sales	Charge	Income Taxes

Forms and Labels Segment	$202,911	$69	$24,033
Integrated Graphics Segment	182,019	370	8,440

Segment Total	384,930	439	32,473

Corporate / (Net Interest Expense)	—	—	(4,349)
Restructuring Charge — Corporate	—	204	(643)
Contract Settlement — Corporate	—	—	(7,600)

Consolidated	$384,930	$643	$19,881

Quarter Ended October 31, 2001	External	Restructuring	Income before
(In thousands)	Sales	Charge	Income Taxes

Forms and Labels Segment	$203,446	$0	$19,914
Integrated Graphics Segment	204,987	683	7,642

Segment Total	408,433	683	27,556

Corporate / (Net Interest Expense)	—	—	(5,858)
Restructuring Charge — Corporate	—	1,877	(2,560)

Consolidated	$408,433	$2,560	$19,138

Segment assets as of October 31, 2002 were $468.1 million for Integrated Graphics, $339.5 million for Forms and Labels, and $133.6 million for Corporate versus $466.1 million for Integrated Graphics, $335.0 million for Forms and Labels, and $128.9 million for Corporate as of July 31, 2002.

Note 6 — Restructuring

In the first quarter of fiscal year 2002, the Company began a restructuring initiative aimed at improving the overall level of organizational efficiency and effectiveness of the Company, including consolidating and rationalizing existing facilities and processes, and reducing the overall cost base of the Company. The first quarters of fiscal year 2002 and 2003 results include pretax charges of $2.6 million and $0.6 million, respectively, related to this restructuring initiative. The charges include asset write-downs, employee severance costs, equipment moving costs, consulting charges directly related to the restructuring and other miscellaneous costs. The Company does not expect any additional restructuring expense in future quarters related to this initiative.

Wallace Computer Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2002
(Unaudited)

Note 6 — Restructuring (continued)

The following table summarizes the activity in the restructuring reserve during the first quarter of fiscal year 2003:

(In thousands)
	Asset Write-	Employee	Other	Total
	Downs	Termination	Charges	Restructuring

Reserve balance at July 31, 2002	$—	$284	$1,789	$2,073

Restructuring Charges	—	438	1,017	1,455
Adjustments	(812)	—	—	(812)

Cash Payments	—	(549)	(1,334)	(1,883)
Non-cash items	812	—	134	946

Reserve balance at October 31, 2002	$—	$173	$1,606	$1,779

Asset Write-Downs

The 2002 restructuring plan included the closing or sale of six manufacturing facilities, one distribution and fulfillment center, and one multi-use facility. As of October 31, 2002, approximately $7.6 million was recorded as “assets held for sale” in the current asset portion of the balance sheet. Cash proceeds are being derived through the sale of these assets which include equipment and buildings. During the first quarter of fiscal year 2003, the Company recorded adjustments to reflect a gain realized on the sale of an asset, offset by additional reductions in the estimated recovery values of the remaining assets held for sale to reflect current poor market conditions. The Company anticipates the remaining assets will be sold within twelve months.

Employee Termination

The 2002 restructuring plan included workforce reductions in excess of 10% of the total workforce. During the first quarter of fiscal year 2003, an additional $0.4 million was charged to restructuring for 43 employees who were severed. The charge includes severance pay and related benefits and outplacement costs. As of October 31, 2002, 840 employees had been terminated as a part of the 2002 restructuring plan, 792 of which were from plant locations and 48 from the corporate headquarters. The terminations related to the 2002 restructuring plan are complete.

Other Charges

Other charges totaled $1.0 million during the first quarter of fiscal year 2003 and include approximately $0.5 million in costs to move equipment that were expensed as incurred and approximately $0.5 million in additional costs related to ongoing maintenance of the facilities held for sale and other miscellaneous items.

Wallace Computer Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2002
(Unaudited)

Note 7 — Earnings per Share

Below is the computation of basic and diluted earnings per share for the three months ended October 31, 2002 and 2001.

(In thousands, except per share amounts)	2002	2001

Net income before the cumulative effect of a change in accounting principle	$12,326	$11,827
Cumulative effect of a change in accounting principle	—	(144,078)

Net income (loss)	$12,326	$(132,251)

Weighted-average number of shares outstanding	41,655	40,929
Add: Weighted-average number of shares held in grantor trust	173	180

Shares applicable to basic earnings	41,828	41,109

Add: net shares from assumed exercise of options	307	299

Shares applicable to diluted earnings	42,135	41,408

Basic earnings per share before the cumulative effect of a change in accounting principle	$0.29	$0.29
Cumulative effect of a change in accounting principle per share	—	(3.50)

Basic earnings (loss) per share	$0.29	$(3.22)

Diluted earnings per share before the cumulative effect of a change in accounting principle	$0.29	$0.29
Cumulative effect of a change in accounting principle per share	—	(3.48)

Diluted earnings (loss) per share	$0.29	$(3.19)

Options to purchase 1,962,176 shares of common stock at a price range of $17.99 -$39.19 per share were outstanding during the first quarter of fiscal year 2003 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. The options, which expire between 2003 and 2012, were still outstanding as of October 31, 2002.

Note 8 — Contractual Dispute

On November 4, 2002, the Company announced the settlement of a previously disclosed contract dispute with a third party. The settlement, plus other related expenses, resulted in a one-time pre-tax charge during the first quarter of fiscal year 2003 to selling and administrative expenses of approximately $7.6 million of which $7.4 million was included in “Accrued salaries, wages, profit sharing and other” on the condensed consolidated balance sheet as of October 31, 2002.

Wallace Computer Services, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Although the Company believes that the estimates and assumptions are reasonable, these estimates and assumptions are based upon information presently available. Actual results may differ significantly from these estimates.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of specific customer accounts and the aging of accounts receivable. If there were a sudden or unexpected deterioration of a major customer’s creditworthiness or if actual defaults were significantly higher than the Company’s historical experience, the allowance for doubtful accounts, as estimated, may not be adequate and could be understated which could have an adverse impact on the Company’s operating income.

Inventory Allowances

Inventory allowances are based upon inventory age, forecasted demand and customer creditworthiness. If there were to be a sudden and significant decrease in demand for the Company’s products, inventory allowances may not be adequate and such a situation could adversely affect operating income. Also, due to the custom nature of much of the Company’s inventory, any deterioration in a customer’s creditworthiness could adversely impact the Company’s ability to recover the value of the custom inventory.

Long-lived Assets

Long-lived assets are comprised of property, plant and equipment and goodwill. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared with the carrying value to determine whether an impairment exists, pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

During the first quarter of fiscal year 2002, the Company adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” and recorded a $144.1 million impairment charge, net of tax. The Company will annually perform a goodwill impairment test in the fourth quarter of each fiscal year which requires the Company to make assumptions regarding estimated future cash flows, capital market and economic conditions and other factors to determine the fair value of the asset.

Wallace Computer Services, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

For the three-month period ended October 31, 2002, net sales decreased 5.8% to $384.9 million from the quarter ended October 31, 2001. The decrease in sales was primarily from the Integrated Graphics segment as the Forms and Labels segment revenue was essentially flat. The Integrated Graphics segment’s sales decreased $23.0 million in the first quarter of fiscal year 2003 compared to the first quarter of 2002. Approximately $12.0 million of the decrease was due to the closing of plants in conjunction with the fiscal year 2002 restructuring. The remainder of the decrease was driven by a decrease in local transactional sales, where a local sales force seeks order by order business in its local market, which continues to be the area most affected by the slower economy.

Contractual sales increased 6.3% in the Integrated Graphics segment, while they were flat in the Forms and Labels segment. The Company believes that continued growth in contractual sales is important to provide stability to the Company’s profitability and utilization rates.

Cost of sales for the first quarter of fiscal year 2003 was 72.4% of sales as compared to 74.3% in the first quarter of fiscal year 2002. The improvement shown in the second half of fiscal year 2002 continued during this first quarter as the Company continues to show the benefits of its prior restructuring efforts in both segments.

The Forms and Labels segment’s quarterly sales decreased 0.3% to $202.9 million, with operating income of $24.0 million and operating margin of 11.8% versus operating income of $19.9 million and an operating margin of 9.8% in the first quarter of last year. Increased service offerings offset decreases of approximately $7.0 million from the exit of the low margin stock and computer paper production business. The cost of sales for the first quarter of fiscal year 2003 was 68.7% of sales, an improvement of 2.3% of sales over the prior year’s first quarter cost of sales of 71.0%. As the effects of cost cutting and other restructuring measures have been realized, operating margin has continued to improve, returning to the levels seen in the first quarter of fiscal year 2000.

The Integrated Graphics segment’s quarterly sales decreased 11.2% to $182.0 million, with operating income of $8.4 million and operating margin of 4.6% versus operating income of $7.6 million and an operating margin of 3.7% in the first quarter of last year. The Company believes that competition and economic pressures have been a significant cause in the decreased sales of this segment. As part of the prior year’s restructuring plan, the Company closed two and disposed of three plants in this segment in fiscal year 2002. The plant closures and plant sales are responsible for approximately $12 million (or about half) of the segment’s quarterly sales decline. The cost of sales for the first quarter of fiscal year 2003 was 77.8% of sales, which is a 0.8% of sales improvement over the prior year’s first quarter cost of sales of 78.6%.

Selling and administrative expenses as a percent of sales for the first quarter of fiscal year 2003 were 17.1% versus 14.6% last year. Selling and administrative expenses increased 10.1% from the prior year’s first quarter. Included in selling and administrative expenses for the first quarter of fiscal year 2003 is $7.6 million for the settlement of a contract dispute with a third party. Excluding this item, selling and administrative expenses would be $58.2 million, or 15.1% of sales which is a 0.5% of sales increase and a $1.5 million decrease from the prior year’s first quarter.

Depreciation and amortization for the first quarter of fiscal year 2003 was $15.6 million, or 4.0% of sales, versus $17.8 million, or 4.4% of sales, in the first quarter a year ago. Software amortization expense is up 8.7% over the prior year’s first quarter due to enhancements made to the Company’s order entry, customer service, and inventory management systems in the past year. Depreciation expense declined 16% from the first quarter of fiscal year 2002 as a result of disposing of assets in the restructuring.

Wallace Computer Services, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the first quarter of fiscal year 2002, the Company implemented a restructuring program aimed at improving the overall level of organizational efficiency and effectiveness, consolidating and rationalizing existing facilities and processes, and reducing the overall cost base of the Company. The restructuring charges include employee severance costs, asset write-downs, equipment moving costs, consulting charges directly related to the restructuring and other miscellaneous costs. Total charges recorded in the first quarter of fiscal year 2003 are $0.6 million, consisting of new charges of $0.4 million for severance and $1.0 million for other charges and reflecting ($0.8) million related to assets held for sale, including a gain of $1.2 million, offset by additional write downs of $0.4 million compared to $2.6 million of charges in the first quarter of fiscal year 2002. There will be no additional charges related to this restructuring program.

Interest expense for the quarter was $4.7 million, down from $6.2 million last year. The decrease in interest expense can be attributed to debt reduction during fiscal year 2002. Interest income for the quarter was consistent year-to-year.

The effective tax rate was 38.0% and 38.2% for the first quarters of fiscal years 2003 and 2002, respectively. It is expected that the annual effective tax rate for fiscal year 2003 will be 38.0%. The annual effective income tax rate in fiscal year 2002 was 35.7%, which was lower due to two state tax related non-recurring items that favorably impacted the tax rate by 3.3%.

Income before the cumulative effect of a change in accounting principle for the first quarter was $12.3 million, or $0.29 per share, up from $11.8 million, or $0.29 per share, in the same quarter a year ago.

Liquidity and Capital Resources

Working capital increased by $12.1 million from July 31, 2002 to October 31, 2002. The increase in accounts receivables is in line with the increase in sales over the fourth quarter of fiscal year 2002. The ratio of current assets to current liabilities at October 31, 2002 was 2.4 to 1.

The Company believes the increase in inventory levels is adequate to support the inventory levels necessary to satisfy customer demand. Moreover, the Company anticipates having sufficient sources of raw materials to meet future business requirements.

The Company has $200 million of Senior Term Notes with institutional investors that have a book value of $187.7 million and are classified as long-term debt with the earliest maturity in 2006. The Company has a treasury rate lock agreement related to the Senior Term Notes which is being amortized over the term of the notes. There are several debt covenants related to the Senior Notes. Under the most restrictive of the covenants, the Company must maintain a debt-to-capitalization ratio not greater than 65% and must maintain minimum net worth levels. Of the remaining long-term debt, $15.0 million is made up of industrial revenue bonds with interest rates ranging from 2.53% to 2.63%. The balance of $6.3 million, including current maturities of long term debt, is comprised of property mortgages and promissory notes related to acquisitions.

Based upon the interest rates currently available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s debt and other financial instruments, after adjusting for the deferred expense related to the treasury lock, was approximately $243.7 million at October 31, 2002. The balance of the deferred expense related to the treasury lock on the Senior Notes was $12.3 million as of October 31, 2002 and $12.8 million as of July 31, 2002.

Wallace Computer Services, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On September 30, 2002, the Company entered into a new $150 million Senior Credit Facility, that replaced the previous $200 million Credit Facility. The decrease in the size of the Credit Facility is due to lower future expected needs for such borrowings. The new Credit Facility expires on September 30, 2005. The new interest rate is based on the London Interbank Offered Rate (“LIBOR”) plus a margin. There were no borrowings under the Credit Facility at October 31, 2002. In addition, the Company has unsecured money market lines of $25.0 million, under which there were no borrowings at October 31, 2002.

As of October 31, 2002, total debt represented 31.5% of total capitalization.

In the first quarter of fiscal year 2003, capital expenditures totaled $7.5 million. The level of capital expenditures was slightly higher than the first quarter of fiscal year 2002 as the Company repositioned assets during fiscal year 2002 in conjunction with the restructuring activities. For fiscal year 2003, the Company estimates that capital and software development expenditures will total between $40.0 million and $50.0 million.

The Company believes that it has adequate financing and cash flows to fund currently expected operating requirements, acquisitions, stock repurchases, dividend payments and/or capital expenditures now and in the foreseeable future.

The Company has a history of paying dividends and anticipates continued dividend payments. Annual dividends during fiscal year 2002 were $0.66 per share and were last raised 3.1% in September 1999.

Summary of Contractual Obligations

A summary of the Company’s future contractual payments by fiscal year related to debt and lease obligations is as follows:

		Total
	Total	Operating
(In millions)	Debt	Leases	Total

2003 (9 months)	$1.1	$9.6	$10.7
2004	1.4	10.4	11.8
2005	0.5	8.5	9.0
2006	65.5	5.2	70.7
2007	7.4	3.7	11.1
2008 and thereafter	145.4	8.6	154.0

Total	$221.3	$46.0	$267.3

Wallace Computer Services, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward Looking Statements:

Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management, and oral statements) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to materially differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include (among other things): general economic, market or business conditions; changes in laws or regulations; the opportunities (or lack thereof) that may be presented to and pursued by the Company and its subsidiaries; successful integration of acquisitions; labor market conditions; changes in postal rates and paper prices; the ability of the Company to retain its customers who generally do not operate under long-term contracts with the Company; the potential unpredictability of the Company’s net sales due to seasonal and other factors, which can lead to fluctuations in quarterly and annual operating results; the ability of the Company to keep pace with technological advancements in the industry; the effect of technical advancements on the demand for the Company’s goods and services; and the risk of damage to the Company’s data centers and manufacturing facilities or interruptions in the Company’s telecommunications links. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. The Company does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the first quarter of fiscal year 2003, there were no material changes to the disclosures about Market Risk in the Company’s Annual Report on Form 10-K for the year ended July 31, 2002.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), within 90 days preceding the filing of this report, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the CEO and CFO completed their evaluation.

Wallace Computer Services, Inc. and Subsidiaries

Part II Other Information

Item 1: Legal Proceedings

On November 4, 2002, the Company announced the settlement of a previously disclosed contract dispute with a third party. The settlement, plus other related expenses, resulted in a one-time pre-tax charge during the first quarter of fiscal year 2003 to selling and administrative expenses of approximately $7.6 million.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Amendment No. 1 to Amended and Restated By-Laws of the Company as adopted on July 1, 1998, filed herewith.
10.1	$150,000,000 Credit Agreement dated as of September 30, 2002, among Wallace Computer Services, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders from time to time party hereto, filed herewith.
99.1	Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

(1)	A report on Form 8-K was filed on October 23, 2002, to report the Statements Under Oath of the Principal Executive Officer and Principal Financial Officer of Wallace Computer Services, Inc.
(2)	A report of Form 8-K was filed on November 4, 2002, regarding the settlement of a third party contract dispute.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALLACE COMPUTER SERVICES, INC.

December 13, 2002 Date	/s/ M. David Jones M. David Jones Chairman of the Board and Chief Executive Officer

December 13, 2002 Date	/s/ Vicki L. Avril Vicki L. Avril Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

Certification of the Principal Executive Officer
Pursuant to 15 U.S.C. 78m(a) or 78o(d)
(Section 302 of the Sarbanes-Oxley Act of 2002)

I, M. David Jones, the Chairman and Chief Executive Officer of Wallace Computer Services, Inc. certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Wallace Computer Services, Inc. (the "Registrant");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

(6) The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ M. David Jones

M. David Jones
Wallace Computer Services, Inc.
Chairman and Chief Executive Officer

December 13, 2002

Certification of the Principal Financial Officer
Pursuant to 15 U.S.C. 78m(a) or 78o(d)
(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Vicki L. Avril, the Senior Vice President and Chief Financial Officer of Wallace Computer Services, Inc. certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Wallace Computer Services, Inc. (the “Registrant”);

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

(6) The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Vicki L. Avril

Vicki L. Avril
Wallace Computer Services, Inc.
Senior Vice President and Chief Financial Officer

December 13, 2002