Form 10-Q
period 2003-01-31
WALLACE COMPUTER SERVICES INC
filed 2003-03-07
CIK 104348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

January 31, 2003	1-6528

For the quarterly period ended	Commission file number

WALLACE COMPUTER SERVICES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-2515832

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

2275 Cabot Drive Lisle, Illinois	60532

(Address of Principal Executive Offices)	(ZIP CODE)

(630) 588-5000	42,244,363

(Registrant’s Telephone Number,	(Number of Common Shares Outstanding
Including Area Code)	as of February 21, 2003)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	Yes	☐	No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒	Yes	☐	No

Wallace Computer Services, Inc.
FORM 10-Q
For the Quarter Ended January 31, 2003

Wallace Computer Services, Inc.
FORM 10-Q
For the Quarterly Period Ended January 31, 2003

Part I Financial Information

Item 1. Financial Statements

Wallace Computer Services, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations
(Unaudited)

		For the Three Months Ended
	January 31

		%		%
(In thousands, except per share amounts)	2003	Sales	2002	Sales

Net Sales	$379,958	100.0	$396,380	100.0
Cost and Expenses
Cost of goods sold	277,271	73.0	292,908	73.9
Selling and administrative expenses	58,957	15.5	62,347	15.7
Provision for depreciation and amortization	15,273	4.0	16,976	4.3
Restructuring charges	—	0.0	30,272	7.6

Total costs and expenses	351,501	92.5	402,503	101.5

Operating income (loss)	28,457	7.5	(6,123)	(1.5)

Interest income	(422)	(0.1)	(204)	(0.0)
Interest expense	4,990	1.3	5,875	1.5

Income (loss) before income taxes	23,889	6.3	(11,794)	(3.0)
Provision (benefit) for income taxes	9,078	2.4	(4,447)	(1.1)

Net Income (Loss)	$14,811	3.9	$(7,347)	(1.9)

Basic earnings (loss) per share	$0.35		$(0.18)

Diluted earnings (loss) per share	$0.35		$(0.18)

Average common shares outstanding	41,917		41,098

Diluted common shares outstanding	42,483		41,098

Dividends declared per share	$0.165		$0.165

The accompanying notes are an integral part of these statements.

Wallace Computer Services, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Six Months Ended
	January 31

		%		%
(In thousands, except per share amounts)	2003	Sales	2002	Sales

Net Sales	$764,888	100.0	$804,813	100.0
Cost and Expenses
Cost of goods sold	555,959	72.7	596,266	74.1
Selling and administrative expenses	124,751	16.3	122,091	15.2
Provision for depreciation and amortization	30,848	4.0	34,751	4.3
Restructuring charges	643	0.1	32,832	4.1

Total costs and expenses	712,201	93.1	785,940	97.7

Operating income	52,687	6.9	18,873	2.3

Interest income	(806)	(0.1)	(535)	(0.1)
Interest expense	9,723	1.3	12,064	1.5

Income before income taxes and the cumulative effect of a change in accounting principle	43,770	5.7	7,344	0.9
Provision for income taxes	16,633	2.2	2,864	0.3

Income before the cumulative effect of a change in accounting principle	27,137	3.5	4,480	0.6
Cumulative effect of a change in accounting principle — net of tax	—	—	(144,078)	(17.9)

Net Income (Loss)	$27,137	3.5	$(139,598)	(17.3)

Basic earnings per share before the cumulative effect of a change in accounting principle	$0.65		$0.11
Cumulative effect of a change in accounting principle — net of tax	—		(3.51)

Basic earnings (loss) per share	$0.65		$(3.40)

Diluted earnings per share before the cumulative effect of a change in accounting principle	$0.64		$0.11
Cumulative effect of a change in accounting principle — net of tax	—		(3.47)

Diluted earnings (loss) per share	$0.64		$(3.36)

Average common shares outstanding	41,872		41,103

Diluted common shares outstanding	42,309		41,466

Dividends declared per share	$0.330		$0.330

The accompanying notes are an integral part of these statements.

Wallace Computer Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)

(In thousands, except share and par value information)	January 31, 2003	July 31, 2002

Assets
Current assets:
Cash and cash equivalents	$58,777	$25,178
Accounts receivable	239,148	254,575
Less: allowance for doubtful accounts	(9,266)	(9,434)

Net receivables	229,882	245,141
Inventories	89,799	85,437
Assets held for sale	7,342	12,467
Current and deferred income taxes	24,471	31,363
Advances and prepaid expenses	9,253	5,329

Total current assets	419,524	404,915

Property, plant and equipment, at cost	830,217	820,933
Less: accumulated depreciation and amortization	(522,472)	(502,595)

Net property, plant and equipment	307,745	318,338

Goodwill	139,101	139,098
Cash surrender value of life insurance	16,304	15,861
System development costs, net of accumulated amortization	45,523	49,003
Other assets	3,050	2,779

Total assets	$931,247	$929,994

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$679	$1,233
Accounts payable	68,942	78,403
Accrued salaries, wages, profit sharing and other	86,241	89,840

Total current liabilities	155,862	169,476

Long-term debt	208,228	209,303
Deferred income taxes	46,264	49,525
Deferred compensation and retirement benefits	42,687	43,130
Other long-term liabilities	9,223	9,431
Commitments and contingencies
Stockholders’ equity
Preferred stock, $50 par value, authorized 500,000 shares, none issued	—	—
Common stock, $1.00 par value, authorized 100,000,000 shares; issued 45,764,055 shares; and outstanding 41,993,771 shares at January 31, 2003 and 41,646,402 shares at July 31, 2002	45,764	45,764
Additional capital	42,095	41,355
Deferred compensation	3,152	3,095
Retained earnings	438,703	426,067
Treasury stock, at cost, 3,770,284 shares at January 31, 2003 and 4,117,653 shares at July 31, 2002	(60,050)	(66,471)
Accumulated other comprehensive loss	(681)	(681)

Total stockholders’ equity	468,983	449,129

Total liabilities and stockholders’ equity	$931,247	$929,994

The accompanying notes are an integral part of these statements.

Wallace Computer Services, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Six Months Ended
(Dollars in thousands)	January 31

	2003	2002

Cash Flows from Operating Activities:
Net income (loss)	$27,137	$(139,598)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	—	144,078
Depreciation	25,264	29,123
Amortization	5,584	5,628
Restructuring charges, non-cash	(946)	21,791
Debt cost amortization	931	855
Deferred taxes	(3,261)	(3,415)
Tax benefit-stock option exercises	740	—
Loss on disposal of property	196	47
Changes in assets and liabilities, net of effects of acquisitions and divestitures
Accounts receivable	15,259	28,476
Inventories	(4,362)	2,873
Advances and prepaid expenses	(4,191)	(2,897)
Prepaid taxes	6,893	(14,936)
Other assets	(2,418)	1,563
Accounts payable and other liabilities	(13,284)	(14,240)
Deferred compensation and retirement benefits	(443)	1,952

Net cash provided by operating activities	53,099	61,300

Cash Flows from Investing Activities:
Capital expenditures	(15,067)	(11,603)
Proceeds from disposal of property	6,134	3,069

Net cash used in investing activities	(8,933)	(8,534)

Cash Flows from Financing Activities:
Cash dividends paid	(13,805)	(13,567)
Net retirements of short-term debt	(554)	(1,298)
Amounts paid on long-term debt	(2,006)	(61,067)
Proceeds from issuance of long-term debt	—	20,000
Proceeds from issuance of common stock	5,798	7,647
Purchase of treasury stock	—	(4,481)

Net cash used in financing activities	(10,567)	(52,766)

Net Changes in Cash and Cash Equivalents	33,599	—
Cash and Cash Equivalents at Beginning of Year	25,178	—

Cash and Cash Equivalents at January 31	$58,777	$—

Supplemental Disclosure:
Interest paid, net of interest capitalized	$7,188	$9,372
Income taxes paid, net of refunds received	$12,426	$18,115

The accompanying notes are an integral part of these statements.

Wallace Computer Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
January 31, 2003
(Unaudited)

Note 1 — Basis of Presentation

The accompanying condensed consolidated financial statements of Wallace Computer Services, Inc and its Subsidiaries (“Company”) as of January 31, 2003 and for the three and six months ended January 31, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The July 31, 2002 consolidated balance sheet as presented in this 10-Q was condensed from the audited financial statements and as such does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

In the opinion of management, the Company has made all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of the Company’s financial position as of January 31, 2003, results of operations, cash flows and stockholders’ equity for the three and six months ended January 31, 2003 and January 31, 2002. The results of operations for the three and six month periods ended January 31, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 — Accounting Policies

During the first quarter of fiscal year 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of.” The adoption of SFAS 144 had no effect on the Company’s results of operations, financial position or cash flows.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and as such, the provisions of SFAS 146 will be applied prospectively when it impacts the Company through relevant restructuring activities or other disposal or exit activities.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 had no effect on the Company’s results of operations, financial position, cash flows or disclosure requirements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 “Accounting for Stock-Based Compensation,” to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The increased disclosure requirements will apply to the Company’s interim and annual financial statements beginning in the third quarter of the current fiscal year. At the present time, the Company does not intend to transition to the use of a fair value method of accounting for stock-based compensation and will continue to apply the disclosure-only provisions.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities, thus FIN 46 has no effect on the Company.

Wallace Computer Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
January 31, 2003
(Unaudited)

Note 3 — Inventories

Inventories at January 31, 2003, and July 31, 2002, were as follows:

(In thousands)	January 31, 2003	July 31, 2002

Raw materials	$11,810	$12,365
Work in process	19,237	17,978
Finished products	58,752	55,094

	$89,799	$85,437

Certain inventories are stated on the last-in, first-out (“LIFO”) basis for their labor and material content, and other inventories are stated on the first-in, first-out (“FIFO”) basis.

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim period LIFO determinations must be based upon management’s estimates of expected year-end inventory levels and costs.

Note 4 — Debt

On September 30, 2002, the Company entered into a new $150 million Senior Credit Facility that replaced the previous $200 million Credit Facility. The decrease in the size of the Credit Facility is due to lower future expected needs for such borrowings. The new Credit Facility expires on September 30, 2005. Under the terms of the Credit Facility, the Company may borrow at the London Interbank Offered Rate plus a margin based upon the Company’s credit rating. As of January 31, 2003 this margin was 82.5 basis points. At January 31, 2003, there were no borrowings under this Senior Credit Facility.

Note 5 — Segment Reporting

The Company operates in two business segments: the Forms and Labels segment and the Integrated Graphics segment.

The Forms and Labels segment is made up of forms, labels and office product operations. The principal products and services supplied by the Forms and Labels segment include the design and manufacture of paper-based forms, the manufacture of both electronic data processing (“EDP”) labels and packaging labels, and the manufacture and distribution of a standard line of office products. The Integrated Graphics segment is made up of a nationwide network of commercial print and targeted communications facilities. The principal products and services supplied by the Integrated Graphics segment include the design, manufacture, kitting and distribution of high color marketing and promotional printed materials, annual reports, variable imaging, digital printing, and the manufacture of direct response printed materials. The Company’s management has aggregated the divisions within the reportable segments because of strong similarities in the economic characteristics, nature of products and services, production processes, class of customer and distribution methods used. Both segments offer services to customers, including warehousing and distribution, kitting and fulfillment, print on demand and contract outsourcing.

The Company’s accounting policies for the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s Fiscal Year 2002 Annual Report on Form 10-K. Management evaluates segment performance based on segment profit or loss before interest, income taxes and certain items as described below not allocated to the segments. Transfers between segments, which are not significant, are accounted for at standard cost.

Wallace Computer Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
January 31, 2003
(Unaudited)

Note 5 — Segment Reporting (continued)

The Company has no significant non-cash items other than depreciation, amortization, asset impairments related to the restructuring and the one-time charge related to the adoption of SFAS 142, “Goodwill and Other Intangible Assets.”

Segment data excludes one-time charges related to the cumulative effect of a change in accounting principle due to the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” contract settlement costs, merger costs, and restructuring charges.

Summarized segment data and a reconciliation to the consolidated totals for the three and six month periods ended January 31, 2003 and 2002 are as follows:

	Three Months Ended
	(In thousands)

	Net Sales		Income (loss) before income taxes

	January 31,	January 31,	January 31,	January 31,
	2003	2002	2003	2002

Forms and Labels	$200,184	$199,358	$19,913	$20,005
Integrated Graphics	179,774	197,022	9,362	4,144
Restructuring charge	—	—	—	(30,272)
Merger costs	—	—	(818)	—
Net interest expense	—	—	(4,568)	(5,671)

Consolidated	$379,958	$396,380	$23,889	$(11,794)

	Six Months Ended
	(In thousands)

			Income before income taxes and
			the cumulative effect of a
	Net Sales		change in accounting principle

	January 31,	January 31,	January 31,	January 31,
	2003	2002	2003	2002

Forms and Labels	$403,095	$402,804	$44,933	$39,919
Integrated Graphics	361,793	402,009	18,109	11,786
Restructuring charge	—	—	(643)	(32,832)
Merger costs	—	—	(2,112)	—
Contract settlement	—	—	(7,600)	—
Net interest expense	—	—	(8,917)	(11,529)

Consolidated	$764,888	$804,813	$43,770	$7,344

The restructuring charges, merger costs and the contract settlement are not allocated to the segments for internal management reporting purposes. Restructuring charges for the six months ended January 31, 2003 and 2002 related to the segments is as follows:

	January 31,	January 31,
(In millions)	2003	2002

Forms and Labels	$0.1	$4.6
Integrated Graphics	0.3	24.8
Corporate	0.2	3.4

	$0.6	$32.8

Segment assets as of January 31, 2003 were $446.1 million for Integrated Graphics, $326.9 million for Forms and Labels, and $158.2 million for Corporate. Segment assets as of July 31, 2002 were $466.1 million for Integrated Graphics, $335.0 million for Forms and Labels, and $128.9 million for Corporate.

Wallace Computer Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
January 31, 2003
(Unaudited)

Note 6 — Restructuring

In the first quarter of fiscal year 2002, the Company began a restructuring initiative (“2002 restructuring plan”) aimed at improving the overall level of organizational efficiency and effectiveness, including consolidating and rationalizing existing facilities and processes, and reducing the overall cost base of the Company. The first six months of fiscal year 2003 and 2002 results include pretax charges of $0.6 million and $32.8 million, respectively, related to this restructuring initiative. The charges included asset write-downs, employee severance costs, equipment moving costs, consulting charges directly related to the restructuring and other miscellaneous costs. The activities related to this restructuring were completed in the first quarter of 2003, and the Company does not expect any additional restructuring expense in future quarters related to this initiative.

The following table summarizes the activity in the restructuring reserve during the first six months of fiscal year 2003:

(In thousands)
	Asset Write-Downs	Employee Termination	Other Charges	Total Restructuring

Reserve balance at July 31, 2002	$—	$284	$1,789	$2,073

Restructuring charges	—	438	1,017	1,455
Adjustments	(812)	—	—	(812)
Cash payments	—	(549)	(1,334)	(1,883)
Non-cash items	812	—	134	946

Reserve balance at October 31, 2002	—	173	1,606	1,779
Cash payments	—	(126)	(403)	(529)

Reserve balance at January 31, 2003	$—	$47	$1,203	$1,250

Asset Write-Downs

The 2002 restructuring plan included the closing or sale of six manufacturing facilities, one distribution and fulfillment center, and one multi-use facility. As of January 31, 2003, approximately $7.3 million is recorded as “assets held for sale” in the current asset portion of the balance sheet. Cash proceeds will be derived by the sale of these assets, which is comprised of three buildings. During the first quarter of fiscal year 2003, the Company recorded adjustments to reflect a gain realized on the sale of an asset. This gain was partially offset by additional reductions in the estimated recovery values of the remaining assets held for sale to reflect current market conditions. The Company anticipates the remaining assets will be sold within nine months.

Employee Termination

The 2002 restructuring plan included workforce reductions in excess of 10% of the total workforce. During the first quarter of fiscal year 2003, an additional $0.4 million was charged to restructuring for 43 employees who were severed. The charge includes severance pay and related benefits and outplacement costs. As of January 31, 2003, 840 employees had been terminated as part of the 2002 restructuring plan, 792 of whom were from plant locations and 48 of whom were from the corporate headquarters. The terminations related to the 2002 restructuring plan are complete.

Other Charges

Other charges totaled $1.0 million during the first quarter of fiscal year 2003 and included approximately $0.5 million in costs to move equipment that were expensed as incurred and approximately $0.5 million in additional costs related to ongoing maintenance of the facilities held for sale and other miscellaneous items.

Wallace Computer Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
January 31, 2003
(Unaudited)

Note 7 — Change in Accounting Principle

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company was required to adopt the provisions of SFAS 142 on August 1, 2002, but had the option of adopting early, as of August 1, 2001. The Company elected early adoption of SFAS 142. Accordingly, the Company has stopped amortization of goodwill effective August 1, 2001. Under SFAS 142, goodwill is no longer amortized, and the rules for measuring goodwill impairment use a fair-value-based test. Under the new rules, a fair value of each of the Company’s reporting units with assigned goodwill must be calculated using either market comparables or a discounted cash flow approach, or a combination thereof. Once the fair value of the reporting unit has been determined, the book value of net assets, including intangibles, of that reporting unit must be compared to the total market value derived in the first step to determine impairment.

In completing the transitional impairment test required under SFAS 142, the Company determined the carrying amount of each of its various reporting units and compared that amount to its fair value. The reporting units for purposes of SFAS 142 are defined as the Company divisions which are one level below the segment level. Fair value was determined with the assistance of an outside professional services firm using a combination of market comparables and discounted cash flow approaches. The carrying amount of the Company’s Commercial Print division was above its fair value and, as a result, impairment existed. The amount of impairment was determined using the “implied fair value” of the Commercial Print division reporting unit as required by SFAS 142. As a result of the impairment test, the Company recognized an impairment charge to write-off goodwill in the amount of $147.5 million ($144.1 million net of tax) relating to the Commercial Print division in the Integrated Graphics segment. The impairment loss, net of tax, is recognized in the statement of operations under the caption “cumulative effect of a change in accounting principle.” In accordance with SFAS 142, this charge was recorded as of the beginning of fiscal year 2002.

Note 8 — Earnings per Share

Below is the computation of basic and diluted earnings per share for the three months ended January 31, 2003 and 2002:

(In thousands, except per share amounts)	2003	2002

Net income (loss)	$14,811	$(7,347)

Weighted-average number of shares	41,744	40,920
Add: Weighted-average number of shares held in grantor trust	173	178

Shares applicable to basic earnings	41,917	41,098
Add: net shares from assumed exercise of options	566	—

Shares applicable to diluted earnings	42,483	41,098

Basic earnings (loss) per share	$0.35	$(0.18)

Diluted earnings (loss) per share	$0.35	$(0.18)

Shares assumed from the exercise of options were not added to the 2002 calculation as they would have had an antidilutive effect.

Wallace Computer Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
January 31, 2003
(Unaudited)

Note 8 — Earnings per Share (continued)

Below is the computation of basic and diluted earnings per share for the six months ended January 31, 2003 and 2002:

(In thousands, except per share amounts)	2003	2002

Net income before the cumulative effect of a change in accounting principle	$27,137	$4,480
Cumulative effect of a change in accounting principle, net of tax	—	(144,078)

Net income (loss)	$27,137	$(139,598)

Weighted-average number of shares	41,699	40,924
Add: Weighted-average number of shares held in grantor trust	173	179

Shares applicable to basic earnings	41,872	41,103
Add: net shares from assumed exercise of options	437	363

Shares applicable to diluted earnings	42,309	41,466

Basic earnings per share before the cumulative effect of a change in accounting principle	$0.65	$0.11
Cumulative effect of a change in accounting principle per share, net of tax	—	(3.51)

Basic earnings (loss) per share	$0.65	$(3.40)

Diluted earnings per share before the cumulative effect of a change in accounting principle	$0.64	$0.11
Cumulative effect of a change in accounting principle per share, net of tax	—	(3.47)

Diluted earnings (loss) per share	$0.64	$(3.36)

Options to purchase shares of common stock within certain price ranges were outstanding during the each of the reported periods of fiscal year 2003 and 2002 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. The period, number of option shares, price ranges and expiration dates are noted below.

Period	Shares	Price Range	Expiration Date

Three Months Ended January 31, 2003	1,030,031	21.44 - 39.19	2003 - 2012
Three Months Ended January 31, 2002	1,447,338	18.88 - 39.19	2003 - 2011
Six Months Ended January 31, 2003	1,033,128	21.44 - 39.19	2003 - 2012
Six Months Ended January 31, 2002	1,501,258	17.55 - 39.19	2003 - 2011

Note 9 — Contractual Dispute

On November 4, 2002, the Company announced the settlement of a previously disclosed contract dispute with a third party. The settlement, plus other related expenses, resulted in a one-time pre-tax charge to selling and administrative expenses during the first quarter of fiscal year 2003 of approximately $7.6 million.

Wallace Computer Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
January 31, 2003
(Unaudited)

Note 10 — Proposed Merger

On January 17, 2003, the Company announced a merger agreement under which the Company will be acquired by Moore Corporation Limited (“Moore”). Based on the closing price of Moore’s common stock on January 16, 2003, the transaction is valued at approximately $1.3 billion. Each share of Company common stock outstanding immediately prior to the merger will be converted into, at the election of the Company’s stockholders and subject to proration, either (i) a number of common shares of Moore equal to 1.05 plus the quotient of 14.40 divided by the average of the high and low sales prices per share of Moore on the New York Stock Exchange Composite Tape on the last trading day before the closing of the merger, or (ii) cash in an amount equal to $14.40 plus the product of 1.05 multiplied by the average of the high and low sales prices per share of Moore on the New York Stock Exchange Composite Tape on the last trading day before the closing of the merger. No Company stockholder, however, will be assured of receiving either all Moore common shares or all cash, notwithstanding his or her choice. In any case, for each share of Company common stock owned by a Company stockholder, he or she will receive value, as determined on the last trading day before the closing of the merger, equal to $14.40 in cash and 1.05 Moore common shares. The merger was unanimously approved by the Boards of Directors of the Company and of Moore but remains subject to customary closing conditions that include, among others, receipt of required approval from the Company’s stockholders, required regulatory approvals and closing of the required financing. The transaction may not be completed if any of the closing conditions are not satisfied. Under certain terms specified in the merger agreement, the Company or Moore may terminate the agreement, and as a result, either party may be required to pay a termination fee of up to $27.5 million to the other party.

Wallace Computer Services, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002, describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Although the Company believes that the estimates and assumptions are reasonable, these estimates and assumptions are based upon information presently available. Actual results may differ significantly from these estimates.

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

Long-lived Assets

Long-lived assets are comprised of property, plant and equipment and goodwill. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared with the carrying value to determine whether an impairment exists, pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value. During the first quarter of fiscal year 2002, the Company adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” and recorded a $144.1 million impairment charge, net of tax. The Company annually performs a goodwill impairment test in the fourth quarter of each fiscal year which requires the Company to make assumptions regarding estimated future cash flows, capital market and economic conditions and other factors to determine the fair value of the asset.

Postretirement Benefits

The Company records annual amounts relating to its postretirement and pension plans based on calculations specified by generally accepted accounting principles which include various actuarial assumptions, such as discount rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The Company’s policy is to record the effect of any changes in assumptions used in the year of the change. Significant changes in the discount rate and/or health care cost trend rates may impact the liabilities recorded and the Company's operating results.

Wallace Computer Services, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Proposed Merger

On January 17, 2003, the Company announced a merger agreement under which the Company will be acquired by Moore Corporation Limited (“Moore”). Based on the closing price of Moore’s common stock on January 16, 2003, the transaction is valued at approximately $1.3 billion. Each share of Company common stock outstanding immediately prior to the merger will be converted into, at the election of the Company’s stockholders and subject to proration, either (i) a number of common shares of Moore equal to 1.05 plus the quotient of 14.40 divided by the average of the high and low sales prices per share of Moore on the New York Stock Exchange Composite Tape on the last trading day before the closing of the merger, or (ii) cash in an amount equal to $14.40 plus the product of 1.05 multiplied by the average of the high and low sales prices per share of Moore on the New York Stock Exchange Composite Tape on the last trading day before the closing of the merger. No Company stockholder, however, will be assured of receiving either all Moore common shares or all cash, notwithstanding his or her choice. In any case, for each share of Company common stock owned by a Company stockholder, he or she will receive value, as determined on the last trading day before the closing of the merger, equal to $14.40 in cash and 1.05 Moore common shares. The merger was unanimously approved by the Boards of Directors of the Company and of Moore but remains subject to customary closing conditions that include, among others, receipt of required approval from the Company’s stockholders, required regulatory approvals and closing of the required financing. The transaction may not be completed if any of the closing conditions are not satisfied. Under certain terms specified in the merger agreement, the Company or Moore may terminate the agreement, and as a result, either party may be required to pay a termination fee of up to $27.5 million to the other party.

Results of Operations

For the three-month period ended January 31, 2003, net sales decreased 4.1% to $380.0 million from the quarter ended January 31, 2002. The $16.4 million decrease in sales was primarily caused by a decrease in the Integrated Graphics segment revenue as the Forms and Labels segment revenue was essentially flat. The Integrated Graphics segment’s sales decreased $17.2 million in the second quarter of fiscal year 2003 compared to the second quarter of fiscal year 2002. Approximately $9.9 million of this decrease was due to the closing of plants, wherein the revenue dollars were not moved to other plants, in conjunction with the Company’s fiscal year 2002 restructuring. The remainder of the decrease was driven by a decrease in local transactional sales, where a local sales force seeks order by order business in its local market, which management believes to be the Company’s business area most affected by the slower economy.

For the six-month period ended January 31, 2003, net sales decreased 5.0% to $764.9 million from the same period in the prior year. The major causes for the six-month period decline are consistent with those of the second quarter.

Contractual sales continued to increase in both the Integrated Graphics segment and the Forms and Labels segment. The Company believes that continued growth in contractual sales is important to provide stability to the Company’s profitability and utilization rates.

Cost of goods sold for the second quarter of fiscal year 2003 was 73.0% of net sales as compared to 73.9% in the second quarter of fiscal year 2002. Cost of goods sold for the six-month period ended January 31, 2003 was 72.7% of net sales compared to 74.1% in the same period a year ago. The improvement shown in the second half of fiscal year 2002 continued during this first half of fiscal year 2003 as the Company continues to show the benefits of its fiscal year 2002 restructuring activities along with cost management efforts in both segments.

The Forms and Labels segment’s quarterly net sales increased 0.4% to $200.2 million, with operating income of $19.9 million and operating margin of 9.9%, versus operating income of $20.0 million and an operating margin of 10.0% in the second quarter of last year. The cost of goods sold for the second quarter of fiscal year 2003 was 70.9% of net sales, which was relatively consistent with the prior year’s second quarter cost of goods sold of 70.2%. Although net sales were relatively flat quarter-over-quarter, increased service offerings offset a decrease of approximately $5.7 million in net sales from the Company’s fiscal year 2002 exit of the low margin stock and computer paper production business.

For the six-month period ended January 31, 2003, the Forms and Labels segment’s net sales increased 0.1% to $403.1 million, with operating income of $44.9 million and an operating margin of 11.1%, versus operating income of $39.9 million and an operating margin of 9.9% in the prior year-to-date period. Although approximately $12.2

Wallace Computer Services, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

million of net sales was lost from the Company’s exit of the low margin stock and computer paper production business, it was recovered through increases in service offerings. The effects of the fiscal year 2002 restructuring activities and associated cost savings resulted in the year-over-year improvement in operating margin.

The Integrated Graphics segment’s quarterly net sales decreased 8.8% to $179.8 million, with operating income of $9.4 million and operating margin of 5.2%, versus operating income of $4.1 million and an operating margin of 2.1% in the second quarter of last year. As part of the fiscal year 2002 restructuring plan, the Company closed two and sold three plants in this segment. Local transactional sales lost as a result of the 2002 plant closures are responsible for approximately $9.9 million (or 58%) of the segment’s quarterly net sales decline versus the comparable second quarter in fiscal year 2002. The remaining decrease is primarily attributable to competitive pricing and economic pressures. The cost of goods sold for the second quarter of fiscal year 2003 was 76.6% of net sales, which is 2.2% of net sales improvement over the prior year’s second quarter cost of goods sold of 78.8%. This improvement is due to lower levels of fixed costs and the elimination of unprofitable plants as a part of the fiscal year 2002 restructuring.

For the six-month period ended January 31, 2003, the Integrated Graphics segment’s net sales decreased 10.0% to $361.8 million, with operating income of $18.1 million and operating margin of 5.0%, versus operating income of $11.8 million and an operating margin of 2.9% in the prior year-to-date period. Local transactional sales lost as a result of the 2002 plant closures are responsible for approximately $22.1 million (or 55%) of the year-to-date decrease with the remaining decrease primarily attributable to competitive pricing and economic pressures.

Selling and administrative expenses as a percent of net sales for the second quarter of fiscal year 2003 were 15.5% versus 15.7% last year. Selling and administrative expenses decreased 5.4% from the prior year’s second quarter. Included in the second quarter fiscal year 2003 amount is approximately $0.8 million in costs associated with the proposed merger with Moore. Excluding this item, selling and administrative expenses for the second quarter of 2003 would be $58.1 million or 15.3% of net sales. This equates to a 6.7% decrease from the prior year’s second quarter due to continued cost containment measures initiated with the fiscal year 2002 restructuring plan.

Year-to-date selling and administrative expenses increased 2.2% to 16.3% of net sales versus 15.2% of net sales for the same period last year. Included in selling and administrative expenses for the first six months of fiscal year 2003 is $7.6 million for the settlement of a contract dispute with a third party and $2.1 million in Moore-related merger costs. Excluding these items, selling and administrative expenses on a year-to-date basis would be $115.1 million, or 15.0% of net sales.

Depreciation and amortization expense for the second quarter of fiscal year 2003 was $15.3 million, or 4.0% of net sales, versus $17.0 million, or 4.3% of net sales, in the second quarter a year ago. Depreciation and amortization expense declined 10.0%, or $1.7 million, from the second quarter of fiscal year 2002 primarily as a result of disposing of assets in the restructuring.

Depreciation and amortization expense for the six-month period ended January 31, 2003 was $30.8 million, or 4% of net sales, down from $34.8 million, or 4.3% of net sales, in the same period of fiscal year 2002. Depreciation and amortization expense for the six-month period ended January 31, 2003 decreased 11.2% from the same period in fiscal year 2002 primarily due to the reduced depreciation due to assets disposed in the restructuring.

During the first quarter of fiscal year 2002, the Company implemented a restructuring program aimed at improving the overall level of organizational efficiency and effectiveness, consolidating and rationalizing existing facilities and processes, and reducing the overall cost base of the Company. The restructuring charges include employee severance costs, asset write-downs, equipment moving costs, consulting charges directly related to the restructuring and other miscellaneous costs. There were no restructuring charges recorded in the second quarter of fiscal year 2003 compared to $30.3 million of charges in the second quarter of fiscal year 2002. On a year-to-date basis, the Company had $0.6 million and $32.8 million in restructuring charges, for fiscal year 2003 and 2002, respectively. There will be no additional charges related to this restructuring program.

Interest expense for the quarter was $5.0 million, down from $5.9 million last year. Interest expense for the six-month period ended January 31, 2003 was $9.7 million, down from $12.1 million in the prior year-to-date period. The decrease in interest expense in the quarter and for the six-month period can be attributed to debt reduction during fiscal year 2002. Interest income increased $0.2 million for the quarter and $0.3 million for the six-month period ended January 31, 2003 due to an increase in interest earning cash balances.

Wallace Computer Services, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The effective tax rate was 38.0% and 37.7% for the second quarters of fiscal years 2003 and 2002, respectively. The effective tax rate was 38.0% and 39.0% for the six-month periods ended January 31, 2003 and 2002, respectively. It is expected that the annual effective tax rate for fiscal year 2003 will be 38.0%. The fiscal year 2002 annual effective income tax rate of 35.7% was lower due to two state tax related non-recurring items that favorably impacted the tax rate by 3.3%.

Net income for the second quarter was $14.8 million, or $0.35 per share, up from a loss of $7.3 million, or ($0.18) per share, in the same quarter a year ago. Income before the cumulative effect of a change in accounting principle for the six-month period ended January 31, 2003 increased to $27.1 million, or $0.64 per share, from $4.5 million, or $0.11 per share, in the prior year-to-date period. The improvement in results in both time periods is due to larger restructuring charges in fiscal year 2002 and improved operating results in fiscal year 2003.

Liquidity and Capital Resources

Working capital increased by $28.2 million from July 31, 2002 to January 31, 2003 due primarily to the increase in cash balances of $33.6 million and decrease in accounts payable of $9.5 million offset by decreases in net accounts receivable of $15.3 million. The decrease in accounts receivables is representative of the five day decrease in DSO (days sales outstanding) during the second quarter of fiscal year 2003 as the Company improved its collection efforts. The ratio of current assets to current liabilities at January 31, 2003 was 2.7 to 1.

The Company’s January 31, 2003, inventory levels increased approximately $4.4 million from July 31, 2002. The Company believes the inventory levels are adequate to support customer demand. Moreover, the Company anticipates having sufficient sources of raw materials to meet future business requirements.

The Company has $200 million of Senior Term Notes with institutional investors that have a book value of $188.2 million and are classified as long-term debt with the earliest maturity in 2006. The Company has a terminated treasury rate lock agreement related to the Senior Term Notes which is being amortized over the term of the notes. There are several debt covenants related to the Senior Notes. Under the most restrictive of the covenants, the Company must maintain a debt-to-capitalization ratio not greater than 65% and must maintain minimum net worth levels. The Company is currently in compliance with all debt covenants. Of the remaining long-term debt, $15.0 million is made up of industrial revenue bonds with interest rates ranging from 2.53% to 2.63%. The balance of $5.7 million, including current maturities of long term debt, is comprised of property mortgages and promissory notes related to acquisitions.

Based upon the interest rates currently available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s debt and other financial instruments, after adjusting for the deferred expense related to the treasury lock, was approximately $252.8 million at January 31, 2003. The balance of the deferred expense related to the treasury lock on the Senior Notes was $11.8 million as of January 31, 2003 and $12.8 million as of July 31, 2002.

On September 30, 2002, the Company entered into a $150 million Senior Credit Facility that replaced the previous $200 million Credit Facility. The decrease in the size of the Credit Facility is due to lower future expected needs for such borrowings. The Senior Credit Facility expires on September 30, 2005. The interest rate is based on the London Interbank Offered Rate (“LIBOR”) plus a margin. There were no borrowings under the Senior Credit Facility at January 31, 2003.

As of January 31, 2003, total debt represented 30.8% of total capitalization.

For the first six months of fiscal year 2003, capital expenditures totaled $15.1 million and software development expenditures totaled $1.6 million. The level of capital expenditures was higher than the first six months of fiscal year 2002 as the Company reduced its capital requirements by repositioning assets during fiscal year 2002 in conjunction with the restructuring activities. Based on the first six months of expenditures, the Company estimates that total fiscal year 2003 capital and software development expenditures will total between $30.0 million and $40.0 million. These capital expenditures are of an ongoing nature for replacement and upgrades of the asset base and are primarily for machinery and equipment.

The Company believes that it has adequate financing and cash flows to fund currently expected operating requirements, acquisitions, stock repurchases, dividend payments and/or capital expenditures now and in the foreseeable future.

Wallace Computer Services, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company has a history of paying dividends. Annual dividends during fiscal year 2002 were $0.66 per share and were last raised 3.1% in September 1999. However, Moore suspended payment of dividends on its common shares in 2001 and does not currently declare dividend payments on its common shares. Therefore, the future of dividends is highly uncertain.

Summary of Contractual Obligations

A summary of the Company’s future contractual payments by fiscal year related to debt and lease obligations is as follows:

		Total
	Total	Operating
(In millions)	Debt	Leases	Total

2003 (6 months)	$0.6	$6.8	$7.4
2004	1.3	11.4	12.7
2005	0.5	9.4	9.9
2006	65.5	5.7	71.2
2007	7.4	3.7	11.1
2008 and thereafter	145.4	8.6	154.0

Total	$220.7	$45.6	$266.3

Total debt on the balance sheet is shown net of the $11.8 million treasury lock and totals $208.9 million.

Forward Looking Statements:

Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management, and oral statements) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to materially differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include (among other things): the effect of the proposed merger with Moore if and when consummated; general economic, market or business conditions; changes in laws or regulations; the opportunities (or lack thereof) that may be presented to and pursued by the Company and its subsidiaries; successful integration of acquisitions; labor market conditions; changes in postal rates and paper prices; the ability of the Company to retain its customers who generally do not operate under long-term contracts with the Company; the potential unpredictability of the Company’s net sales due to seasonal and other factors, which can lead to fluctuations in quarterly and annual operating results; the ability of the Company to keep pace with technological advancements in the industry; the effect of technical advancements on the demand for the Company’s goods and services; and the risk of damage to the Company’s data centers and manufacturing facilities or interruptions in the Company’s telecommunications links. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. The Company does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Wallace Computer Services, Inc. and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the second quarter of fiscal year 2003, there were no material changes to the disclosures about Market Risk in the Company’s Annual Report on Form 10-K for the year ended July 31, 2002.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), within 90 days preceding the filing of this report, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities and Exchange Act Rules 13a-14(c) and 15d-14(c). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 4: Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on December 4, 2002. The results of the two proposals put to a stockholder vote are as follows:

1) Election of directors for the 2005 class of directors:

	For	Withheld

Michael T. Riordan	35,563,074	2,276,323
Neele E. Stearns, Jr.	36,383,825	1,455,572

After the annual meeting, in addition to Mr. Riordan and Mr. Stearns, the following directors remained on the Company’s board of directors: M. David Jones, William J. Devers, Jr., Andrew J. McKenna and John C. Pope.

2) Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for fiscal year 2003:

For	Against	Abstain

36,907,652	904,683	27,062

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits

2.1	Agreement and Plan of Merger, dated as of January 16, 2003, by and among Moore Corporation Limited, M-W Acquisition, Inc. and Wallace Computer Services, Inc. (incorporated herein by reference to the Report on Form 8-K filed on January 17, 2003.)

99.1	Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

(1)	A report on Form 8-K was filed on January 17, 2003, to report the Agreement and Plan of Merger, dated January 16, 2003, among Moore Corporation Limited, M-W Acquisition, Inc. and Wallace Computer Services, Inc.

Items 2, 3, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALLACE COMPUTER SERVICES, INC.

March 7, 2003	/s/ M. David Jones

Date	M. David Jones
Chairman of the Board and Chief Executive Officer

March 7, 2003	/s/ Vicki L. Avril

Date	Vicki L. Avril
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Certification of the Principal Executive Officer
Pursuant to 15 U.S.C. 78m(a) or 78o(d)
(Section 302 of the Sarbanes-Oxley Act of 2002)

I, M. David Jones, the Chairman and Chief Executive Officer of Wallace Computer Services, Inc. certify that:

(1) I have reviewed this quarterly report on Form 10-Q of the Wallace Computer Services, Inc. (the “Registrant”);

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

March 7, 2003

Certification of the Principal Executive Officer
Pursuant to 15 U.S.C. 78m(a) or 78o(d)
(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Vicki L. Avril, the Senior Vice President and Chief Financial Officer of Wallace Computer Services, Inc. certify that:

(1) I have reviewed this quarterly report on Form 10-Q of the Wallace Computer Services, Inc. (the “Registrant”);

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

March 7, 2003